Form 10QSB
period 2006-08-31
DoMar Exotic Furnishings Inc.
filed 2006-10-19
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended August 31, 2006

                        Commission File Number 333-136247


                          DOMAR EXOTIC FURNISHINGS INC.
                 (Name of small business issuer in its charter)


        Nevada                                                   20-4647578
(State of incorporation)                                (IRS Employer ID Number)


                                1624 Tioga Trail
                              Winter Park, FL 32789
                                  (407)650-2723
          (Address and telephone number of principal executive offices)


                                 Joseph I. Emas
                             1224 Washington Avenue
                              Miami Beach, FL 33139
                     Phone: (305)531-1174 Fax: (305)531-1274
            (Name, address and telephone number of agent for service)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,000,000 shares of Common Stock outstanding as of August 31, 2006.

ITEM 1. FINANCIAL STATEMENTS

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of             As of
                                                                       August 31,          May 31,
                                                                          2006              2006
                                                                        -------           -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 2,920           $ 5,000
                                                                        -------           -------
TOTAL CURRENT ASSETS                                                      2,920             5,000
                                                                        -------           -------

                                                                        $ 2,920           $ 5,000
                                                                        =======           =======

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                        2,000               340
  Due a Director                                                            300                --
                                                                        -------           -------
TOTAL CURRENT LIABILITIES                                                 2,300               340
                                                                        -------           -------

TOTAL LIABILITIES                                                         2,300               340

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,000,000 shares issued and
   outstanding as of May 31 and September 30, 2006)                       1,000             1,000
  Additional paid-in capital                                              4,000             4,000
  Deficit accumulated during development stage                           (4,380)             (340)
                                                                                           (2,380)
                                                                        -------           -------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        620             4,660
                                                                        -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 2,920           $ 5,000
                                                                        =======           =======

                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                  March 30, 2006
                                              Three Months          (inception)
                                                 Ended                through
                                               August 31,            August 31,
                                                  2006                  2006
                                              -----------           -----------
REVENUES
  Revenues                                    $        --           $        --
                                              -----------           -----------
TOTAL REVENUES                                         --                    --

OPERATING COSTS
  Administrative Expenses                           4,040                 4,380
                                              -----------           -----------
TOTAL OPERATING COSTS                               4,040                 4,380
                                              -----------           -----------

NET INCOME (LOSS)                             $    (4,040)          $    (4,380)
                                              ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE               $     (0.00)
                                              ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      1,000,000
                                              ===========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From March 30, 2006 (Inception) through August 31, 2006
--------------------------------------------------------------------------------

                                                                          Deficit
                                                                        Accumulated
                                              Common      Additional      During
                                Common        Stock        Paid-in      Development
                                 Stock        Amount       Capital         Stage        Total
                                 -----        ------       -------         -----        -----
BALANCE, MARCH 30, 2006               --     $    --       $   --        $    --       $    --

Stock issued for cash on
 March 30, 2006 @ $0.005
 per share                     1,000,000       1,000        4,000                        5,000

Net loss,  May 31, 2006                                                     (340)         (340)
                              ----------     -------       ------        -------       -------
BALANCE, MAY 31, 2006          1,000,000     $ 1,000       $4,000        $  (340)      $ 4,660
                              ----------     -------       ------        -------       -------
Net loss,  August 31, 2006                                                (4,040)       (4,040)
                              ----------     -------       ------        -------       -------

BALANCE, AUGUST 31, 2006       1,000,000     $ 1,000       $4,000        $(4,380)      $   620
                              ==========     =======       ======        =======       =======

                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                     March 30, 2006
                                                                  Three Months         (inception)
                                                                     Ended               through
                                                                   August 31,           August 31,
                                                                      2006                 2006
                                                                    -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(4,040)             $(4,380)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                           1,660                   --
    Increase (decrease) in Due a Director                               300                  300
                                                                    -------              -------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (2,080)              (4,080)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                1,000
  Additional paid-in capital                                             --                4,000
                                                                    -------              -------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               --                5,000
                                                                    -------              -------

NET INCREASE (DECREASE) IN CASH                                      (2,080)                 920

CASH AT BEGINNING OF PERIOD                                           5,000                   --
                                                                    -------              -------
CASH AT END OF PERIOD                                               $ 2,920              $   920
                                                                    =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for:
  Interest                                                          $    --              $    --
                                                                    =======              =======
  Income Taxes                                                      $    --              $    --
                                                                    =======              =======

                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

DoMar Exotic Furnishings Inc. (the Company) was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31, year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective March 30, 2006 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending May 31, 2007. Management believes that the adoption of this Statement will not have any immediate material impact on the Company.

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 13 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending May 31, 2007. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123 (R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123 (R) `s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term `conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement
Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal year beginning after December 15, 2005.

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2006


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from March 30, 2006 (inception) to August 31, 2006 and generated a net loss of $4,380. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $2,920 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 1,000,000 shares for sale at $.05 per unit to raise capital of $50,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Beginning June 1, 2006 the Company has paid a director $100 per month for use of office space and services. All officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Thus they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Scott Sieck, Maureen Doyle Sieck, and Patricia Mahar, officers and directors of the Company, will not be paid for any underwriting services that they perform on behalf of the Company with respect to the Company's upcoming SB-2 offering. They will also not receive any interest on any funds that they advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2006


NOTE 6. INCOME TAXES

                                                           As of August 31, 2006
                                                           ---------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $   657
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                        657
     Valuation allowance                                             (657)
                                                                  -------

     Net deferred tax assets                                      $     0
                                                                  =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of August 31, 2006, the Company has a net operating loss carryforwards of approximately $4,380. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On March 30, 2006 the Company issued a total of 1,000,000 shares of common stock to two directors for cash at $0.005 per share for a total of $5,000.

As of August 31, 2006 the Company had 1,000,000 shares of common stock issued and outstanding.

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2006


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2006:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $4,040 for the three-month period ended August 31, 2006. These expenses consisted of general and administrative expenses.

At August 31, 2006, we had cash on hand of $2,920. At the same date, our liabilities were $2,300 consisting of $300 in loans from our president and accounts payable of $2,000.

Cash provided by financing activities from inception though August 31, 2006 was $5,000 resulting from the sale of our common stock to our directors Maureen Doyle Sieck and Scott Sieck, who each purchased 500,000 shares of our Common Stock at $0.005 per share on March 30, 2006.

In order to achieve our business plan goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-136247 which became effective on September 25, 2006.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Other than the shares being offered pursuant to our Registration Statement, no other source of capital has been has been identified or sought. We expect that we will only be able to complete the first three months of our business plan without additional funds. In order to fully implement our business plan for the remaining nine months we would require $39,500. If we are unable to receive funding from our offering we would postpone our cost-intensive plans such as extra inventory, trade shows and advertising while we investigate alternative funding. Our directors have verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but we will require full funding to implement our complete business plan. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

We have generated no revenues since inception and have incurred $4,040 in expenses as of August 31, 2006.

The following table provides selected financial data about our company for the period from the date of incorporation through August 31, 2006.

                 Balance Sheet Data:                 08/31/06
                 -------------------                 --------
                 Cash                                $ 2,920
                 Total assets                        $ 2,920
                 Total liabilities                   $ 2,300
                 Shareholders' equity                $ 2,920

MILESTONES FOR BUSINESS OPERATIONS

The following criteria for the milestones are based on management's estimates only. The number of pieces we plan to have for our inventory and the other projected milestones are approximations only and subject to adjustment based on costs and needs. In addition to the monthly expense amounts budgeted we have set aside $4,300 in working capital.

COMPLETED MILESTONES

SEPTEMBER 2006:

We conducted further research into the specialty hides and furniture making production, including use of grades, color and patterns. We researched further suppliers for all materials. Maureen Sieck, one of our directors, conducted competitive market research, by visiting trade shows, specialty furniture stores and internet research. Furniture craftsman re-upholsterer was secured for all work to be performed. Pricing for hides has been secured but no orders were placed.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

OCTOBER 2006:

We will place orders for initial hide inventories for prototypes pieces. We will purchase several unique furniture pieces of high quality for restoration and recovering. We will register a domain name for our corporate website which will be used for future marketing purposes. Scott Sieck will identify and work with a web page designer to design a corporate web site listing any existing inventory or prospective inventory plus pre-market emphasis to the trade, i.e. interior decorators, architects etc. Maureen Sieck will continue modifying and coordinating production of our prototype pieces based on consumer response in order to further test market our proposed products. We plan on conducting further research over the internet regarding other companies that market and sell similar products. The results of this research will be used to help design our brochures and corporate website. Sufficient capital exists to reach planned operational milestones.

NOVEMBER 2006:

Maureen Sieck will take product photographs for our corporate website and brochures using our prototypes which should be finalized by then. Scott Sieck will complete the design and launch our corporate website as well as complete our advertising brochures. We will purchase a laser jet printer to print our brochures. We will place orders for additional hide and furniture inventories. SB-2 funding is a prerequisite for continued operations.

DECEMBER 2006:

Scott Sieck will optimize our website in search engines with keywords and links. Maureen Sieck will begin to produce and ship products to any online customers and continue contact with local consignment sales outlets and interior decorators. We will continue to produce and distribute our brochures. SB-2 funding is a prerequisite for continued operations.

JANUARY 2007:

We will continue to produce our specialty pieces and purchase additional hide and furniture inventory. Maureen Sieck plans to expand our local exposure by sending our brochures to specialty home and furniture retailers in our target markets. SB-2 funding is a prerequisite for continued operations.

FEBRUARY 2007:

Maureen Sieck will print additional product brochures to be used at the upcoming trade shows in March and April. Additional inventory of hides and furniture will also be purchased for display and sale at the trade shows. SB-2 funding is a prerequisite for continued operations.

MARCH 2007:

We plan to attend and display our furnishings at the Home Design and Remodeling Show at the Miami Beach Convention Center on March 23-26. The rental of a 20' x 10' booth is $1,495. Two of our directors will be responsible for setting up and manning the booth. To support internet store sales and company exposure, keyword advertising campaigns will be conducted by Scott Sieck via Google and other online outlets. SB-2 funding is a prerequisite for continued operations.

APRIL 2007:

We plan to attend and display our furnishings at the West Miami Home Show at the Sunshine Pavilion Fair & Expo Center on April 27-29. The rental of a 10' x 30' booth is $1,875. Two of our directors will be responsible for setting up and manning the booth. SB-2 funding is a prerequisite for continued operations.

MAY 2007:

We will continue to purchase new hides and furnishing pieces and production will be on an on-going basis to fill demand and build a supply of readily available inventory. We will continue to network with interior designers and place our furnishings in furniture stores on a consignment basis. SB-2 funding is a prerequisite for continued operations.

JUNE 2007:

Follow-up communication with existing customer base will be done via e-mail and/or phone. SB-2 funding is a prerequisite for continued operations.

JULY 2007:

We plan to continue expansion of wholesale outlets for the custom pieces in Canada and the U.S. through direct marketing and consignment. SB-2 funding is a prerequisite for continued operations.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of August 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Annual Statement on the SEC website at www.sec.gov under our SEC File Number 333-136247.

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

A. BASIS OF ACCOUNTING

Our financial statements are prepared using the accrual method of accounting. The Company has a May 31 year-end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 25, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

C. CASH EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

E. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006. Management believes that the adoption of this Statement will not have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 13 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending November 30, 2006. The Company believes that the implementation of this standard will not have a material impact on its financial position, results of operations or cash flows.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) which provides guidance regarding the interaction of SFAS 123 (R) and certain SEC rules and regulations. The new guidance includes the SEC's view on the valuation of share-based payment arrangements for public companies and may simplify some of SFAS 123 (R)'s implementation challenges for registrants and enhance the information investors receive.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term `conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December

15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal year beginning after December 15, 2005.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this registration statement filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-136247, at the SEC website at www.sec.gov:

Exhibit No.                Description
-----------                -----------
   31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
   31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There were no reports filed on Form 8-K during the quarter ended August 31, 2006

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DoMar Exotic Furnishings Inc., Registrant


October 18, 2006                    By: /s/ Maureen Doyle Sieck
                                        ----------------------------------------
                                        Maureen Doyle Sieck, Director, President
                                        and Principal Executive Officer


October 18, 2006                    By: /s/ Scott Sieck
                                        ----------------------------------------
                                        Scott Sieck, Director, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    DoMar Exotic Furnishings Inc., Registrant


October 18, 2006                    By: /s/ Maureen Doyle Sieck
                                        ----------------------------------------
                                        Maureen Doyle Sieck, Director, President
                                        and Principal Executive Officer


October 18, 2006                    By: /s/ Scott Sieck
                                        ----------------------------------------
                                        Scott Sieck, Director, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer