Form 10QSB
period 2006-11-30
DoMar Exotic Furnishings Inc.
filed 2007-01-09
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended November 30, 2006

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 1,000,000 shares of Common Stock outstanding as of November 30, 2006.

ITEM 1. FINANCIAL STATEMENTS

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of             As of
                                                                      November 30,         May 31,
                                                                          2006              2006
                                                                        -------           -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 2,547           $ 5,000
                                                                        -------           -------
TOTAL CURRENT ASSETS                                                      2,547             5,000
                                                                        -------           -------

                                                                        $ 2,547           $ 5,000
                                                                        =======           =======

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                           --               340
  Due a Director                                                            600                --
                                                                        -------           -------
TOTAL CURRENT LIABILITIES                                                   600               340
                                                                        -------           -------

TOTAL LIABILITIES                                                           600               340

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,000,000 shares issued and
   outstanding as of November 30 and May 31, 2006)                        1,000             1,000
  Additional paid-in capital                                              4,000             4,000
  Deficit accumulated during development stage                           (3,053)             (340)
                                                                        -------           -------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      1,947             4,660
                                                                        -------           -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 2,547           $ 5,000
                                                                        =======           =======

                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                   March 30, 2006
                                         Six Months           Three Months           (inception)
                                           Ended                 Ended                 through
                                         November 30,          November 30,          November 30,
                                            2006                  2006                  2006
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Administrative Expenses                      2,713                   673                 3,053
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                          2,713                   673                 3,053
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (2,713)          $      (673)          $    (3,053)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.00)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,000,000             1,000,000
                                         ===========           ===========

                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From March 30, 2006 (Inception) through November 30, 2006
--------------------------------------------------------------------------------

                                                                          Deficit
                                                                        Accumulated
                                              Common      Additional      During
                                Common        Stock        Paid-in      Development
                                 Stock        Amount       Capital         Stage        Total
                                 -----        ------       -------         -----        -----
BALANCE, MARCH 30, 2006               --     $    --       $   --        $    --       $    --

Stock issued for cash on
 March 30, 2006 @ $0.005
 per share                     1,000,000       1,000        4,000                        5,000

Net loss,  May 31, 2006                                                     (340)         (340)
                              ----------     -------       ------        -------       -------
BALANCE, MAY 31, 2006          1,000,000     $ 1,000       $4,000        $  (340)      $ 4,660
                              ----------     -------       ------        -------       -------
Net loss, August 31, 2006                                                 (2,040)       (2,040)
                              ----------     -------       ------        -------       -------

BALANCE, AUGUST 31, 2006       1,000,000     $ 1,000       $4,000        $(2,380)      $ 2,620
                              ==========     =======       ======        =======       =======
Net loss, November 30, 2006                                                 (673)         (673)
                              ----------     -------       ------        -------       -------
BALANCE, NOVEMBER 30, 2006     1,000,000     $ 1,000       $4,000        $(3,053)      $ 1,947
                              ==========     =======       ======        =======       =======


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                March 30, 2006
                                                              Six Months       Three Months       (inception)
                                                                Ended             Ended            through
                                                              November 30,      November 30,      November 30,
                                                                 2006              2006              2006
                                                               -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                            $(2,713)          $  (673)          $(3,053)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                       (340)               --                --
    Increase (decrease) in Due a Director                          600               300               600
                                                               -------           -------           -------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (2,453)             (373)           (2,453)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                --                --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                          --                --             1,000
  Additional paid-in capital                                        --                --             4,000
                                                               -------           -------           -------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --                --             5,000
                                                               -------           -------           -------

NET INCREASE (DECREASE) IN CASH                                 (2,453)             (373)            2,547

CASH AT BEGINNING OF PERIOD                                      5,000             2,920                --
                                                               -------           -------           -------
CASH AT END OF PERIOD                                          $ 2,547           $ 2,547           $ 2,547
                                                               =======           =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                     $    --           $    --           $    --
                                                               =======           =======           =======
  Income Taxes                                                 $    --           $    --           $    --
                                                               =======           =======           =======

                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2006


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

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2006


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from March 30, 2006 (inception) to November 30, 2006 and generated a net loss of $3,053. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $2,547 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2006


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

NOTE 6. INCOME TAXES

                                                         As of November 30, 2006
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $   458
     Other                                                              0
                                                                  -------
     Gross deferred tax assets                                        458
     Valuation allowance                                             (458)
                                                                  -------

     Net deferred tax assets                                      $     0
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

NOTE 7. NET OPERATING LOSSES

As of November 30, 2006, the Company has a net operating loss carryforwards of approximately $3,053. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2006


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

As of November 30, 2006 the Company had 1,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2006:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $673 for the three-month period ended November 30, 2006. These expenses consisted of general and administrative expenses.

At November 30, 2006, we had cash on hand of $2,547. At the same date, our liabilities were $600 consisting of $600 in loans from our president.

Cash provided by financing activities from inception though November 30, 2006 was $5,000 resulting from the sale of our common stock to our directors Maureen Doyle Sieck and Scott Sieck, who each purchased 500,000 shares of our Common Stock at $0.005 per share on March 30, 2006.

In order to achieve our business plan goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-136247 which became effective on September 25, 2006.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

Other than the shares being offered pursuant to our Registration Statement, no other source of capital has been has been identified or sought. In order to fully implement our business plan we will require the proceeds from the offering. If we are unable to receive funding from our offering we would postpone our cost-intensive plans such as extra inventory, trade shows and advertising while we investigate alternative funding. Our directors have verbally agreed to loan the company funds to continue operations in a limited scenario until sales will support operations, but we will require full funding to implement our complete business plan. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

We have generated no revenues since inception and have incurred $3,053 in expenses as of November 30, 2006.

The following table provides selected financial data about our company for the period from the date of incorporation through November 30, 2006.

     Balance Sheet Data:           11/30/06
     -------------------           --------
     Cash                           $ 2,547
     Total assets                   $ 2,547
     Total liabilities              $   600
     Shareholders' equity           $ 2,547

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

OCTOBER 2006:

We registered the domain name WWW.DomarExotic.com for our corporate website which will be used for future marketing purposes. Work progressed with a web page designer to design and enhance a corporate and product identity displaying prototypes of inventory or prospective inventory. Attention was emphasized to the trade, i.e. interior decorators, architects etc. Continued efforts focused on coordinating production of our prototype pieces based on consumer response in order to further test market our proposed products.

NOVEMBER 2006:

The Corporate web presence was established and activated on the web. Initial research over the internet regarding other companies that market and sell similar products was continued. The results of this research will be used to help design our brochures and corporate website. E-commerce software is being considered for inclusion in the web presence. Web traffic advertising techniques were established for budgetary purposes. Product photographs for our corporate website were secured. Preliminary designs and printing quotes were explored for marketing brochures. Management commenced seeking funding commitments.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of November 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-136247.

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

The following exhibits are included with this quarterly report filing.

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

                                    DoMar Exotic Furnishings Inc., Registrant


January 5, 2007                     By: /s/ Maureen Doyle Sieck
                                        ----------------------------------------
                                        Maureen Doyle Sieck, Director, President
                                        and Principal Executive Officer



January 5, 2007                     By: /s/ Scott Sieck
                                        ----------------------------------------
                                        Scott Sieck, Director, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    DoMar Exotic Furnishings Inc., Registrant


January 5, 2007                     By: /s/ Maureen Doyle Sieck
                                        ----------------------------------------
                                        Maureen Doyle Sieck, Director, President
                                        and Principal Executive Officer



January 5, 2007                     By: /s/ Scott Sieck
                                        ----------------------------------------
                                        Scott Sieck, Director, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer