Form 10QSB
period 2007-02-28
DoMar Exotic Furnishings Inc.
filed 2007-03-22
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                     For the Period ended February 28, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 1,000,000 shares of Common Stock outstanding as of February 28, 2007.

ITEM 1. FINANCIAL STATEMENTS

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of             As of
                                                                       February 28,         May 31,
                                                                          2007               2006
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $  8,832           $  5,000
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                       8,832              5,000
                                                                        --------           --------

                                                                        $  8,832           $  5,000
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                         3,200                340
  Due to a Director                                                        5,400                 --
  Stock Subscriptions Received                                             5,100                 --
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                 13,700                340
                                                                        --------           --------

TOTAL LIABILITIES                                                         13,700                340

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 1,000,000 shares issued and
   outstanding as of November 30 and May 31, 2006)                         1,000              1,000
  Additional paid-in capital                                               4,000              4,000
  Deficit accumulated during development stage                            (9,868)              (340)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      (4,868)             4,660
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $  8,832           $  5,000
                                                                        ========           ========

                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                   March 30, 2006
                                         Nine Months           Three Months          (inception)
                                           Ended                 Ended                 through
                                         February 28,          February 28,          February 28,
                                            2007                  2007                  2007
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Professional Fees                            5,900                 3,900                 5,900
  Administrative Expenses                      3,628                   915                 3,968
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                          9,528                 4,815                 9,868
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $    (9,528)          $    (4,815)          $    (9,868)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,000,000             1,000,000
                                         ===========           ===========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From March 30, 2006 (Inception) through February 28, 2007
--------------------------------------------------------------------------------

                                                                          Deficit
                                                                        Accumulated
                                              Common      Additional      During
                                Common        Stock        Paid-in      Development
                                 Stock        Amount       Capital         Stage        Total
                                 -----        ------       -------         -----        -----
BALANCE, MARCH 30, 2006               --     $    --       $   --        $    --       $    --

Stock issued for cash on
 March 30, 2006 @ $0.005
 per share                     1,000,000       1,000        4,000                        5,000

Net loss, May 31, 2006                                                      (340)         (340)
                              ----------     -------       ------        -------       -------
BALANCE, MAY 31, 2006          1,000,000       1,000        4,000           (340)        4,660
                              ==========     =======       ======        =======       =======
Net loss, August 31, 2006                                                 (4,040)       (4,040)
                              ----------     -------       ------        -------       -------
BALANCE, AUGUST 31, 2006       1,000,000       1,000        4,000         (5,053)          (53)
                              ==========     =======       ======        =======       =======
Net loss, February 28, 2007                                               (4,815)       (4,815)
                              ----------     -------       ------        -------       -------

BALANCE, FEBRUARY 28, 2007     1,000,000     $ 1,000       $4,000        $(9,868)      $(4,868)
                              ==========     =======       ======        =======       =======


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                   March 30, 2006
                                                               Nine Months        Three Months       (inception)
                                                                 Ended              Ended              through
                                                               February 28,       February 28,       February 28,
                                                                  2007               2007               2007
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ (9,528)          $ (4,815)          $ (9,868)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (decrease) in Accounts Payable                        2,860              1,200              3,200
    Increase (decrease) in Due a Director                          5,400              4,800              5,400
    Increase (decrease) in Stock Subscriptions Received            5,100              5,100              5,100
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        3,832              6,285              3,832

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                            --                 --              1,000
  Additional paid-in capital                                          --                 --              4,000
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --              5,000
                                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    3,832              6,285              8,832

CASH AT BEGINNING OF PERIOD                                        5,000              2,547                 --
                                                                --------           --------           --------
CASH AT END OF PERIOD                                           $  8,832           $  8,832           $  8,832
                                                                ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                      $     --           $     --           $     --
                                                                ========           ========           ========
  Income Taxes                                                  $     --           $     --           $     --
                                                                ========           ========           ========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2007


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

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from March 30, 2006 (inception) to February 28, 2007 and generated a net loss of $9,868. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $8,832 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2007


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

NOTE 6. INCOME TAXES

                                                         As of February 28, 2007
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 9,868
     Other                                                            0
                                                                -------
     Gross deferred tax assets                                    1,480
     Valuation allowance                                         (1,480)
                                                                -------

     Net deferred tax assets                                    $     0
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

NOTE 7. NET OPERATING LOSSES

As of February 28, 2007, the Company has a net operating loss carryforwards of approximately $9,868. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                February 28, 2007


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

As of February 28, 2007 the Company had 1,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 1,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company completed its SB-2 offering on March 9, 2007 raising $50,000 from the sale of 1,000,000 shares at $.05 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $4,815 for the three-month period ended February 28, 2007. These expenses consisted of general and administrative expenses.

At February 28, 2007, we had cash on hand of $8,832. At the same date, our liabilities were $13,700 consisting of $5,400 in loans from our president, $3,200 in accounts payable and $5,100 in stock subscriptions receivable.

Cash provided by financing activities from inception though February 28, 2007 was $5,000 resulting from the sale of our common stock to our directors Maureen Doyle Sieck and Scott Sieck, who each purchased 500,000 shares of our Common Stock at $0.005 per share on March 30, 2006.

In order to achieve our business plan goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-136247 which became effective on September 25, 2006. As of February 28, 2007 we had sold 102,000 shares at $.05 for cash in the amount of $5,100. Subsequent to our February 28, 2007 financial statements the offering was completed and closed on March 9, 2007 raising $50,000 from the sale of 1,000,000 shares at $.05 per share.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

In order to fully implement our business plan we were required to complete our offering pursuant to our SB-2 registration statement. The offering was completed and closed on March 9, 2007 raising $50,000 from the sale of 1,000,000 shares at $.05 per share. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

We have generated no revenues since inception and have incurred $9,868 in expenses as of February 28, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through February 28, 2007.

     Balance Sheet Data:                 2/28/07
     -------------------                 -------
     Cash                                $ 8,832
     Total assets                        $ 8,832
     Total liabilities                   $13,700
     Shareholders' equity                $ 8,832

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

December 2006:

Website presence was refined and optimized. Key word submissions to search engines were commenced. Web advertising was explored for context click services. Preliminary inquiries generated from corporate web site were addressed and initial contact with local consignment sales outlets and interior decorators initiated.

January 2007:

We committed to the purchase of two unique furniture frames, deemed appropriate for rework and upholstery. Primary vendors for the purchase of superior hides were contacted and relations formed. Maureen Sieck expanded our local exposure by sending brochures to specialty home and furniture retailers in our target markets.

February 2007:

Additional product brochures were printed in anticipation of upcoming trade shows in March and April. Additional vendors of hides and furniture were explored for display and sale at the trade shows. Preparations for filing the Company's Quarterly report initiated. Plans to attend and display our furnishings at the Home Design and Remodeling Show at the Miami Beach Convention Center on March 23-26 were cancelled due in part to timing and insufficient working capital.

PROPOSED MILESTONES TO IMPLEMENT BUSINESS OPERATIONS

March 2007:

SB-2 funding was closed on March 9, 2007. The first order of quality hides was placed on March 19th, delivery expected in 5-10 business days. Preparations for the company's first trade show are commencing. Company to file its 3rd quarter financials on Form 10Q-SB.

April 2007:

We plan to attend and display our furnishings at the West Miami Home Show at the Sunshine Pavilion Fair & Expo Center on April 27-29. The rental of a 10' x 30' booth is $1,875. Two of our directors will be responsible for setting up and manning the booth. To support internet store sales and company exposure, keyword advertising campaigns will be conducted initiated by Scott Sieck via Google and other online outlets.

May 2007:

We will continue to purchase new hides and furnishing pieces and production will be on an on-going basis to fill demand and build a supply of readily available inventory. We plan a trip through the Atlantic states to secure new pieces for our inventory and network potential outlets for finished products. This trip will be conducted in a large 45' motor coach with an attached 30' matching trailer. The use of the motor coach is intended to be a marketing tool, it is provided courtesy (except fuel) of its officers. We will continue to network with interior designers and place our furnishings in furniture stores on a consignment basis. Continued efforts focused on coordinating production of our prototype pieces based on consumer response in order to further test market our proposed products.

June 2007:

Follow-up communication with new and existing customer base will be done via e-mail and/or phone. The corporate web site will be enhanced to have merchant transaction capability. Shareholder information will also be added to the corporate web site.

July 2007:

We plan to continue expansion of wholesale outlets for the custom pieces in Canada and the U.S. through direct marketing and consignment.

August 2007:

A follow up trip thru the Atlantic states to build and enhance our product capabilities is planned. Inventory of furniture frames is expected to be required.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of February 28, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-136247.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-136247, at the SEC website at www.sec.gov:

Exhibit No.                                Description
-----------                                -----------
   3.1            Articles of Incorporation*
   3.2            Bylaws*
  31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
  31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DoMar Exotic Furnishings Inc., Registrant


March 21, 2007                      By: /s/ Maureen Doyle Sieck
                                       -----------------------------------------
                                       Maureen Doyle Sieck, Director, President
                                       and Principal Executive Officer


March 21, 2007                      By: /s/ Scott Sieck
                                       -----------------------------------------
                                       Scott Sieck, Director, Treasurer,
                                       Chief Financial Officer and Principal
                                       Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    DoMar Exotic Furnishings Inc., Registrant


March 21, 2007                      By: /s/ Maureen Doyle Sieck
                                       -----------------------------------------
                                       Maureen Doyle Sieck, Director, President
                                       and Principal Executive Officer


March 21, 2007                      By: /s/ Scott Sieck
                                       -----------------------------------------
                                       Scott Sieck, Director, Treasurer,
                                       Chief Financial Officer and Principal
                                       Accounting Officer