Form 10KSB
period 2007-05-31
DoMar Exotic Furnishings Inc.
filed 2007-09-05
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2007

                        Commission File Number 333-136247


                          DOMAR EXOTIC FURNISHINGS INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                7641                        20-4647578
  (State or other jurisdiction         (Primary Standard Industrial          (IRS Employer
of incorporation or organization)       Classification Code Number)        Identification No.)

                                1624 Tioga Trail
                              Winter Park, FL 32789
                                  (407)650-2723
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]

For the fiscal year ended May 31, 2007 the company had no revenue.

As of May 31, 2007, the registrant had 2,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of May 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

PART I
Item 1.  Description of Business                                            3
Item 2.  Description of Property                                           10
Item 3.  Legal Proceedings                                                 11
Item 4.  Submission of Matters to a Vote of Securities Holders             11

PART II
Item 5.  Market for Common Equity, Related Stockholder Matters and
          Small Business Issuer Purchases of Equity Securities             11
Item 6.  Management's Discussion and Analysis or Plan of Operation         13
Item 7.  Financial Statements                                              18
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                              28
Item 8A. Controls and Procedures                                           28

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons      28
Item 10. Executive Compensation                                            30
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                       31
Item 12. Certain Relationships and Related Transactions                    32
Item 13. Exhibits                                                          33
Item 14. Principal Accountant Fees and Services                            33

Signatures                                                                 34

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

PRINCIPAL PRODUCTS AND THEIR MARKETS

Our principal products are upholstery-grade cowhides that are dyed and stencilled to appear to be exotic hides such as leopard, tiger cheetah, giraffe and zebra. These are then used to restore furnishings that we market and distribute to interior designers. The base furniture pieces are unique pieces with heritage and quality. Most of the pieces are antique but we do not limit ourselves to such. Each piece is chosen with the view of it being a conversational accent piece. This includes chairs, sofas, ottomans and benches.

Stencilled cowhides have gained popularity over the past few years as furs from larger spotted cats, such as jaguar, leopard, snow leopard, clouded leopard, cheetah and tiger cannot legally be brought into the United States. (U.S. Fish & Wildlife Service - www.fws.gov). Exotic stencilled hair-on cowhides are virtually indistinguishable from the real thing, yet they do not have a negative impact on an already endangered species.

We secure hides from Argentina. Argentina is known to produce some of the finest quality cowhides in the world. Natural Argentinean cowhides are soft, supple, beautiful and unique by nature, as no two hides are exactly the same. We will continue to research and evaluate cowhides produced elsewhere, including the United States, for quality and competitive pricing.

There are two types of tanning for cowhide - vegetable tanning and chromium tanning. Chromium tanning produces a softer, better quality cowhide which is suitable for furniture upholstery. All the hides we use are chrome tanned for extra durability and to minimize hair loss. Chrome-tanned hides also do not have the unpleasant smell typically associated with vegetable tanning.

Cowhides average approximately 35-50 square feet, which is in the 6x6 foot to 7x7 foot range. The skins are stencilled and dyed at the tannery. The stencilling process varies, but it is not unusual for a tannery to bleach a brown hide for use in making, by way of example, a zebra pattern. Almost all the hides used for exotic prints will have a normal amount of shading, speckling and patching that all cowhides have, making each stencilled piece unique and will also look like most the animals look in nature. The intended usage is a factor when considering pattern matches and square yardage required to properly finish a piece of furniture.

Utilizing the cowhide with exotic stencilling adds a new life and new look to the furnishings. The exotic touch of Asia and Africa can do a lot to spice up a room. Asian and African inspiration is currently experiencing a design renaissance. A part of African design stems from European colonists. Many colonial homes included a selection of traditional wood furnishings accented with exotic hides. This is the niche market we tend to emulate, adding a bit of pizzazz to a piece of good quality antique furniture.

In order to produce the high quality custom-designed pieces we focus on one project at a time, taking customer service, attention to detail and personal attention to a new level. We are responsible for selecting all the upholstery supplies to be used in each piece, including threading, staples, grommets, etc. in order to achieve the look the decorator is seeking.

The cost of each piece incorporates many elements; the quality of craftsmanship including the amount of labor required by the piece, cost of the base piece of furniture, and the cost of the hide. The finished pieces are all one-of-a-kind, designed for a specific application and as such demand pricing commensurate with the materials and labor. We serve as a facilitator interacting with our client's demands and securing all the elements necessary to produce a finished piece. Generally skins range in price from $200 to $400. As an example the cost of an ottoman would be 1 skin $200, base ottoman $100, re-upholstery labor $150 for a total cost of $450. A typical retail price for the ottoman would be $750 - $1200.

We are currently investigating suppliers for the hides. We will order sample hides from 2 or 3 suppliers to determine who can provide us with the best quality hides at the most competitive prices. We recently order a sampling of 4 hides from an Orlando based supplier, the hides were satisfactory, however, we have been unable to reach this supplier for reorders again. We have not yet selected specific suppliers but may consider the following companies: Merco Export, Perfect Hides or Allargentinas for future needs. The furnishings we use for our consignment pieces are sourced from antique stores, estate sales and online sites such as eBay.com. The upholstery supplies are readily available from upholstery wholesalers such as diyupholstery.com and fabricandfoam.com.

DISTRIBUTION METHODS

We market and distribute our pieces to interior designers, architects, builders and interior design consignment stores. We have plans to attend and display at two industry trade shows and have established a website to sell our products on the internet (www.DomarExotic.com).

Typically interior designers seek our type of furnishings for accent. In some cases the piece of furniture may be specified by the customer either in general dimensions or style or they may provide us with the piece which we will then refurbish and recover.

We also construct and refinish generally "in-demand" pieces for resale in consignment stores. Consignment costs vary and typically involve a reserve pricing structure. This allows the consignment shop to price according to their clientele while preserving a reserve/value price to us. We expect to maintain a gross margin on each piece ranging from 50-150% due in part to the customized service we will provide.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

We have not publicly announced any new products.

COMPETITION

The furnishings industry is intensely competitive and fragmented. We compete against other small companies like ours, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours. Examples of national companies with whom we compete include RawHideCompany, Sunland Home Decor and Trophy Room Collections.

We believe that our competitive strengths consists of the quality of the base materials, unique designs, careful hand-crafting, and the ability to do custom work. We also feel that we can compete in this niche market by being a "one-stop" solution for the interior designer who typically has many responsibilities at hand and securing a one source solution to a single element of their task is a value added service feature. Although there are many companies that import South American cowhides there are very few, if any, who work directly with interior designers to re-upholster custom pieces. We also compete with companies that do import exotic hides which are not illegal in the United States, such as zebra or giraffe, however these are considerably more expensive than the stenciled cowhides. Based on our market pricing research, we price our pieces competitively against comparable products of similar grade. While conducting our research we were able to find a few companies that specialized in importing upholstery-grade cowhides but were unable to find any that compete directly with us in providing custom specialty pieces to interior decorators.

SOURCES AND AVAILABILITY OF PRODUCTS

We initially are securing our cowhides from Argentina. Argentina is known to produce some of the finest quality cowhides in the world. Natural Argentinean cowhides are soft, supple, beautiful and unique by nature, as no two hides are exactly the same. We will continue to research and evaluate cowhides produced elsewhere, including the United States for quality and competitive costing. We will source the materials from proven merchant exporters.

We source the base furnishings from estate sales, antique stores and auctions and concentrate on accent pieces such as ottomans, chairs, sofas and benches. The upholstery supplies are readily available from local upholstery wholesalers or online from diyupholstery.com and fabricandfoam.com. We are responsible for identifying and working with the subcontractors to do the re-upholstery. We do not currently have any long-term agreements in place for the supply of the materials or furnishings. We will continually source new materials from other suppliers who may produce materials of higher quality or similar materials that are lower priced.

We are responsible for the purchase of the hides and the accent furnishings but the re-upholstery is done by sub-contractors. This enables us to operate with low overhead, without requiring a large amount of working capital, and also ensure quality control. Further, we recognize that, if we grow, we may require additional employees or contractors.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We feel that, because of the potential wide base of customers for our products, there will be no problem with dependence on one or few major customers.

PATENTS AND TRADEMARKS

We believe our products to be unique. We currently have no patents or trademarks for our products or brand name; however, as business is established and operations expand, we may seek such protection. Despite efforts to protect our proprietary rights, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our products, product information and sales mechanics. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Any litigation or adverse proceeding resulting from such could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

NEED FOR GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS

We do not require any government approval for the manufacturing or distribution of any of our products. Our current suppliers comply with all import regulations relating to bringing the cowhides into the United States. As we only purchase the hides in small quantities, two to five hides at a time, we do not anticipate import restrictions and quotas to have any adverse effect on our business.

We are subject to regulation by the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, import regulations could always adversely change for us, by the U.S. government imposing or increasing quotas, duties and taxes, limiting the amount of products we can import or making our goods less competitive compared to domestic products.

GOVERNMENT AND INDUSTRY REGULATION

We are subject to federal laws and regulations that relate directly or indirectly to our operations, including securities laws. We are also subject to common business and tax rules and regulations pertaining to the operation of our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date.

ENVIRONMENTAL LAWS

Our operations are not subject to any environmental laws.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We currently have two employees, both of which are our executive officers, Maureen Doyle Sieck and Scott Sieck. Maureen Doyle Sieck devotes 10 - 20 hours per week to our business and currently is responsible for sourcing suppliers for materials, contacting interior designers and sub-contractors for the re-upholstering. If the demand for our products exceeds our capacity for production, we believe the revenue generated will enable us to hire production staff. Scott Sieck devotes approximately 5 - 10 hours a week on company organization, laying out future marketing and sales plans. There are no formal employment agreements between the company and our current employees.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

OUR OFFICERS AND DIRECTORS CURRENTLY DEVOTE ONLY PART TIME SERVICES TO THE COMPANY AND ARE ALSO INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE THEY MAY HAVE. THIS COULD RESULT IN THEIR INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Maureen Doyle Sieck, the President and Director of the company, currently devotes approximately 10 - 20 hours per week to company matters. Scott Sieck, our Secretary, Treasurer and Director, currently devotes approximately 5 - 10 hours per week to company matters. Patricia Mahar, a director of the company, currently devotes 1 - 2 hours per week to company matters. Our business plan does not provide for the hiring of any additional employees until sales will support the expense. Until that time the responsibility of developing the company's business and fulfilling the reporting requirements of a public company all fall upon Mr. and Mrs. Sieck and Mrs. Mahar. We have not formulated a plan to resolve any possible conflict of interest with their other business activities. Both Mr. and Mrs. Sieck intend to limit their roles in their other business activities and devote full time services to DoMar Exotic Furnishings after we attain a sufficient level of revenue and are able to provide officers' salaries. In the event they are unable to fulfill any aspect of their duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our company was incorporated in March 2006; we have only recently commenced our business operations; and we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

WE DO NOT HAVE ANY ADDITIONAL SOURCE OF FUNDING FOR OUR BUSINESS PLANS AND MAY BE UNABLE TO FIND ANY SUCH FUNDING IF AND WHEN NEEDED, RESULTING IN THE FAILURE OF OUR BUSINESS.

Other than the funds from our recent offering, no other source of capital has been has been identified or sought. As a result we do not have an alternate source of funds should the funds from the offering be insufficient and we do not realize revenues from our business. If we do find an alternative source of capital, the terms and conditions of acquiring such capital may result in dilution and the resultant lessening of value of the shares of stockholders.

If we are not successful in completing our business plan and generating revenue, we will be faced with several options:

     1.   abandon our business plans, cease operations and go out of business;
     2.   continue to seek alternative and acceptable sources of capital; or
     3.   bring in additional capital that may result in a change of control.

In the event of any of the above circumstances investors could lose a substantial part or all of their investment.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not yet generated any revenues from operations. The timing of the completion of the milestones needed to commence operations and generate revenues are approximations only. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

THE CUSTOM FURNISHING INDUSTRY IS HIGHLY COMPETITIVE. IF WE CANNOT PROCURE AND MARKET A DESIRABLE OFFERING OF EXOTIC LEATHER HIDES AND FURNISHINGS THAT THE INTERIOR DESIGNERS AND HOMEOWNERS ARE WILLING PURCHASE, WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

The custom furnishing industry is intensely competitive. We compete against a number of well-established companies with greater name recognition, a more comprehensive offering of products, and with substantially larger resources than ours; including importing and distribution capabilities. Our competitors include, by way of example, RawHideCompany, Sunland Home Decor and Trophy Room Collections. There can be no assurance that we can compete successfully in this complex and changing market. If we cannot successfully compete in this industry, we may never be able to generate revenues or become profitable.

OUR CONTINUED OPERATIONS DEPEND ON THE INTERIOR DESIGNER'S AND HOMEOWNERS' ACCEPTANCE OF OUR EXOTIC LEATHERS AND FURNISHINGS. IF THEY DON'T FIND OUR PRODUCTS DESIRABLE AND WE CANNOT ESTABLISH A RETURNING CUSTOMER BASE, WE MAY NOT BE ABLE TO GENERATE ANY FUTURE REVENUES, WHICH WOULD RESULT IN A FAILURE OF OUR BUSINESS AND A LOSS OF ANY INVESTMENT YOU MAKE IN OUR SHARES.

The ability to procure a line of exotic leathers and furnishings that the interior designers and homeowners are willing to purchase on a recurring basis is critically important to our success. We cannot be certain that the furnishings that we offer will be appealing and as a result there may not be any demand for our products and our sales could be limited and we may never realize any revenues. In addition, there are no assurances that if we alter or change our products in the future that the demand for these new offerings will develop and this could adversely affect our business and any possible revenues.

BECAUSE OUR MANAGEMENT HAS NO DIRECT EXPERIENCE IN THE EXOTIC LEATHERS AND RESTORATION INDUSTRY, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our officers and directors have no direct experience in the exotic leathers and restoration industry. With no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not take into account standard purchasing, importation, marketing or managerial approaches commonly used in the industry. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE WE DO NOT CURRENTLY HAVE ANY PATENT OR TRADEMARK PROTECTION FOR OUR PROPOSED PRODUCTS, AND WE ARE ALSO UTILIZING LEATHER PRODUCTS AND FURNISHINGS THAT ARE AVAILABLE FOR PURCHASE BY ANYONE, THERE IS NO GUARANTEE SOMEONE ELSE WILL NOT DUPLICATE OUR IDEAS AND BRING THEM TO MARKET BEFORE WE DO, WHICH COULD SEVERELY LIMIT OUR PROPOSED SALES AND REVENUES.

We currently have no patents or trademarks for our planned products or brand name. If business operations become established, we may seek such protection, however, we currently have no plans to do so. Since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our products or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Any such infringement, litigation or adverse proceeding resulting from such, could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

BECAUSE WE IMPORT OUR LEATHER FROM A FOREIGN COUNTRY, OUR BUSINESS IS SUBJECT TO FOREIGN CURRENCY FLUCTUATIONS AND RISKS WHICH COULD SEVERELY IMPACT OUR REVENUES AND RESULTS OF OPERATIONS.

Our bank account is in U.S. Dollars and is held in a U.S. bank, but we purchase the leathers for our business from around the globe. Our initial cowhides are imported from Argentina. Argentina benefits from rich natural resources, a highly literate population, an export-oriented agricultural sector, and a diversified industrial base. Over the past decade, however, the country has suffered problems from inflation, external debt, capital flight, and budget deficits. If in the future the exchange rate for the Argentine Peso fluctuates substantially this could cause us exposure to exchange rate risk as our profits would then be subject to exchange rate fluctuations. We would face the same risk of currency fluctuations when importing from other countries as well.

ITEM 2 - DESCRIPTION OF PROPERTY

We do not own any property. We are currently operating out of the residence of our President, Maureen Doyle Sieck at 1624 Tioga Trail, Winter Park, FL while we are in the organizational stage. Beginning in August 1, 2006 we have paid $100 per month for the use of the facilities, consisting of a small office and an area used for storage of our inventory. We consider the premises adequate until our sales increase to a point that will allow us to secure office space.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended May 31, 2007.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board under the symbol "DMXF". To date there has not been an active trading market.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     - contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     - contains a toll-free telephone number for inquiries on disciplinary actions;

     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     - the compensation of the broker-dealer and its salesperson in the transaction;

     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

SHARES AVAILABLE UNDER RULE 144

There are currently 1,000,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. All 1,000,000 shares are held by an affiliate, as that term is defined in Rule 144(a)(1). In general, under Rule 144 as amended, a person who has beneficially owned and held restricted securities for at least one year, including affiliates, may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of(i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited re-sales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

HOLDERS

As of May 31, 2007, we have 2,000,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

The stock transfer agent for our securities is Signature Stock Transfer.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We have generated no revenue since inception and have incurred $12,800 in expenses through May 31, 2007.

The following table provides selected financial data about our company for the years ended May 31, 2007 and 2006.

     Balance Sheet Data:         5/31/07         5/31/06
     -------------------         -------         -------

     Cash                       $ 40,672         $ 5,000
     Total assets               $ 43,104         $ 5,000
     Total liabilities          $    296         $   340
     Shareholders' equity       $ 42,200         $ 4,660

Cash provided by financing activities from inception was $55,000, resulting from the sale of $5,000 of our common stock to our directors and $50,000 in an initial public offering, which was completed on March 9, 2007.

PLAN OF OPERATION

GOING CONCERN

We were issued an opinion by our auditors that raised substantial doubt about our ability to continue as a going concern based on our current financial position.

BUSINESS OPERATIONS OVERVIEW

Our registration statement became effective on September 25, 2006. We completed our offering of 1,000,000 common shares on March 9, 2007. Our budget is based on operations which will be completely funded by the $50,000 raised through our offering. We currently have $40,672 in cash.

We incurred operating expenses of $12,460 and $340 for the years ended May 31, 2007 and 2006, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the years ended May 31, 2007 and 2006 was $12,460 and $340 respectively.

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

MARCH 2007:

SB-2 funding was closed on March 9, 2007. The first order of quality hides was placed on March 19th, delivery expected in 5-10 business days. Preparations for the company's first trade show are commencing. Company filed its 3rd quarter financials on Form 10Q-SB.

APRIL 2007:

The Company had planned to attend and display furnishings at the West Miami Home Show at the Sunshine Pavilion Fair & Expo Center on April 27-29. The space reservations were delayed due to funding. The Company reserved space for the following year. The rental of a 10' x 30' booth is $1,875. To support internet store sales and company exposure, keyword advertising campaigns were conducted via Google and other online outlets, web traffic and inquiries have been disappointing.

MAY 2007:

We purchased new hides and furnishing pieces. Production commenced to fill sample demand and build a supply of readily available inventory. We toured through the mid-Atlantic states to secure new pieces for our inventory and network potential outlets for finished products. This trip was conducted in a large 45' motor coach with an attached 30' trailer. The use of the motor coach is intended to be a marketing tool and is provided courtesy (except fuel) by its officers. We continued to network with interior designers and seek placement for our furnishings in furniture stores on a consignment basis. Continued efforts focused on coordinating production of our prototype pieces based on consumer response in order to further test market our proposed products.

JUNE 2007:

Follow-up communication with new and existing customer base was done via e-mail and/or phone. The corporate web site is being enhanced to have merchant transaction capability. Shareholder information will also be added to the corporate web site.

JULY 2007:

We continued attempts for expansion of wholesale outlets for the custom pieces in Canada and the U.S. through direct marketing and consignment. Preparations for the year-end audit requirements were commenced.

August 2007:

A follow up trip thru the Atlantic states in late August was conducted to re-enforce and build our product capabilities and name recognition was conducted. Solid relations for future frames and distribution were established. Company's annual 10K-SB was submitted for filing.

CRITICAL ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for the year ended May 31, 2007 immediately follow.

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
      * TELEPHONE (858)722-5953 * FAX (858) 408-2695 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
DoMar Exotic Furnishings Inc.

We have audited the accompanying balance sheet of DoMar Exotic Furnishings Inc. (A Development Stage Company) as of May 31, 2007 and the related statements of operation, changes in shareholders' equity and cash flows for the year then ended and for the period of March 30, 2006 (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of DoMar Exotic Furnishings Inc. as of May 31, 2006, and for the period March 30, 2006 (inception) to May 31, 2006 were audited by other auditors whose report dated June 30, 2006, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DoMar Exotic Furnishings Inc. as of May 31, 2007, and the results of its operation and its cash flows for the year then ended and the period of March 30, 2006 (inception) to May 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park
-----------------------------
CHANG G. PARK, CPA

August 28, 2007
San Diego, CA. 91910


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of              As of
                                                                         May 31,            May 31,
                                                                          2007               2006
                                                                        --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 40,672           $  5,000
  Prepaid Expense                                                          1,200                 --
  Inventory                                                                1,232                 --
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      43,104              5,000

FIXED ASSETS
  Office Equipment                                                           296                 --
                                                                        --------           --------
TOTAL FIXED ASSETS                                                           296                 --
                                                                        --------           --------

                                                                        $ 43,400           $  5,000
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                            --                340
  Due to a Director                                                        1,200                 --
                                                                        --------           --------
Total Current Liabilities                                                  1,200                340
                                                                        --------           --------

TOTAL LIABILITIES                                                          1,200                340

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,000,000 and 1,000,000 shares issued and
   outstanding as of May 31, 2007 and May 31, 2006)                        2,000              1,000
  Additional paid-in capital                                              53,000              4,000
  Deficit accumulated during development stage                           (12,800)              (340)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      42,200              4,660
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 43,400           $  5,000
                                                                        ========           ========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                    March 30, 2006
                                                               (2 Months)            (inception)
                                         Year Ended            Year Ended              through
                                           May 31,               May 31,               May 31,
                                            2007                  2006                  2007
                                         -----------           -----------           -----------
REVENUES
  Revenues                               $        --           $        --           $        --
                                         -----------           -----------           -----------
TOTAL REVENUES                                    --                    --                    --

OPERATING COSTS
  Professional Fees                            7,400                    --                 7,400
  Administrative Expenses                      5,060                   340                 5,400
                                         -----------           -----------           -----------
TOTAL OPERATING COSTS                         12,460                   340                12,800
                                         -----------           -----------           -----------

NET INCOME (LOSS)                        $   (12,460)          $      (340)          $   (12,800)
                                         ===========           ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE          $     (0.01)          $     (0.00)
                                         ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 1,230,137             1,000,000
                                         ===========           ===========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              From March 30, 2006 (Inception) through May 31, 2007
--------------------------------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated
                                              Common      Additional         During
                                Common        Stock        Paid-in         Development
                                 Stock        Amount       Capital            Stage          Total
                                 -----        ------       -------            -----          -----
BALANCE, MARCH 30, 2006               --     $    --       $     --        $      --       $      --

Stock issued for cash on
 March 30, 2006 @ $0.005
 per share                     1,000,000       1,000          4,000                            5,000

Net loss, May 31, 2006                                                          (340)           (340)
                              ----------     -------       --------        ---------       ---------
BALANCE, MAY 31, 2006          1,000,000       1,000          4,000             (340)          4,660
                              ==========     =======       ========        =========       =========

Stock issued for cash on
 March 9, 2007 @ $0.05
 per share                     1,000,000       1,000         49,000                           50,000

Net loss,  May 31, 2007                                                      (12,460)        (12,460)
                              ----------     -------       --------        ---------       ---------
BALANCE, MAY 31, 2007          2,000,000     $ 2,000       $ 53,000        $ (12,800)      $  42,200
                              ==========     =======       ========        =========       =========



                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     March 30, 2006
                                                                                    (2 Months)         (inception)
                                                                 Year Ended         Year Ended          through
                                                                   May 31,            May 31,            May 31,
                                                                    2007               2006               2007
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(12,460)          $   (340)          $(12,800)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                        5                 --                  5
  Changes in operating assets and liabilities:
     (Increase) decrease in Inventory                               (1,232)                --             (1,232)
     (Increase) decrease in Prepaid Expense                         (1,200)                --             (1,200)
     Increase (decrease) in Accounts Payable                          (340)               340                 --
     Increase (decrease) in Due a Director                           1,200                 --              1,200
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (14,027)                --            (14,027)

CASH FLOWS FROM INVESTING ACTIVITIES
  Office Equipment                                                    (302)                --               (302)
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (302)                --               (302)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                           1,000              1,000              2,000
  Additional paid-in capital                                        49,000              4,000             53,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       50,000              5,000             55,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     35,672              5,000             40,672

CASH AT BEGINNING OF PERIOD                                          5,000                 --                 --
                                                                  --------           --------           --------
CASH AT END OF PERIOD                                             $ 40,672           $  5,000           $ 40,672
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

DoMar Exotic Furnishings Inc. (the Company) was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan and limited operations.

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

D. EQUIPMENT

Equipment is carried at cost. Depreciation is computed using a straight-line method over the estimated useful lives of the depreciable property, which range from 3 to 5 years. Management evaluates useful lives regularly in order to
determine   recoverability   taking  into  consideration  current  technological
conditions. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or disposal of any item of equipment, the cost is and related accumulated depreciation of the disposed assets is removed, and any resulting gain or loss is credited or charged to operations.

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E. USE OF ESTIMATES AND ASSUMPTIONS

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

F. INCOME TAXES

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from March 30, 2006 (inception) to May 31, 2007 and generated a net loss of $12,800. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $40,672 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


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

NOTE 6. INCOME TAXES

                                                              As of May 31, 2007
                                                              ------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 12,800
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                       4,352
     Valuation allowance                                            (4,352)
                                                                  --------

     Net deferred tax assets                                      $      0
                                                                  ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of May 31, 2007, the Company has a net operating loss carryforwards of approximately $12,800. Net operating loss carryforward expires twenty years from the date the loss was incurred.

                          DOMAR EXOTIC FURNISHINGS INC.
                         (An Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2007


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

On March 9, 2007 the Company issued a total of 1,000,000 shares of common stock to 27 unrelated third parties for cash at $0.05 per share for a total of $50,000.

As of May 31, 2007 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and officers of DoMar Exotic Furnishings Inc., whose one year terms will expire on 05/01/08, or at such a time as their successors shall be elected and qualified are as follows:

     Name and Address                     Age            Position(s)
     ----------------                     ---            -----------
     Maureen Doyle Sieck (1)              58          President, CEO and
     1624 Tioga Trail                                 Chairman of the Board
     Winter Park, FL  32789

     Scott Sieck (1)                      48          Treasurer, CFO,
     1624 Tioga Trail                                 Secretary and Director
     Winter Park, FL  32789

     Patricia Mahar                       68          Director
     100 S. Interlachen Avenue
     Winter Park, FL  32789

----------
(1) Maureen Doyle Sieck and Scott Sieck are married.

The persons named above have held their offices/positions since inception of our Company and are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

MS. MAUREEN DOYLE SIECK has been President, CEO and Chairman of the Board of Directors of the company since inception. She has been a homemaker for the last 30 years, with the exception of working as a freelance photographer for the Florida Catholic Newspaper. She has been an avid interior designer and antique furnishing aficionado for friends and associates.

MR. SCOTT SIECK has been the Treasurer, CFO, Secretary and a Director of our company since inception. From March 2006 to the present, Mr. Sieck has acted as an officer and director of Opus Communities Inc., a publicly traded company quoted on the NQB Pink Sheets under the symbol OPUC. On March 1, 2006, Scott Sieck was appointed the sole officer of Opus Communities, including the offices of Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. On March 17, 2006, he was appointed the sole member of the board of directors. Prior to Mr. Sieck becoming the sole officer and director, the business of the company had failed and Opus Communities was delinquent in its reporting obligations under Section 13(a) of the Securities Exchange Act of 1934. Mr. Sieck accepted the positions in the company in an attempt to reorganize the company and bring it current in its regulatory filings, these efforts are currently ongoing. As of the date of this prospectus Opus Communities remains in default. From 2000 to present, Mr. Sieck has been self employed as a day trader, managing his own investment portfolio. Mr. Sieck holds a Bachelor of Arts Degree from Penn State University and Graduate Masters work at Johns Hopkins University in Baltimore, Maryland.

MRS. PATRICIA MAHAR has been a Director of our company since inception. Mrs. Mahar has been retired since 1995, prior to that she worked as a Senior Project Manager with Lockheed Martin. Mrs. Mahar earned a Bachelor of Arts degree from Rollins College, Winter Park, FL.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations, three directors and two officers, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 10 - EXECUTIVE COMPENSATION

Currently, none of our officers and/or directors are being compensated for their services during the development stage of our business operations.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

In addition, none of our officers, directors or employees are party to any employment agreements.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Maureen
Doyle Sieck     2007     0         0           0            0          0            0             0         0
CEO,
President,
Director        2006     0         0           0            0          0            0             0         0

Scott Sieck     2007     0         0           0            0          0            0             0         0
Treasurer,
Secretary,
CFO, Director   2006     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Maureen        0              0              0           0           0           0            0           0            0
Doyle Sieck

Scott
Sieck          0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Maureen Doyle        0         0           0            0                0               0            0
Sieck

Scott Sieck          0         0           0            0                0               0            0

Patricia Mahar       0         0           0            0                0               0            0

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what such ownership will be assuming completion of the sale of all shares in this offering, which we can't guarantee. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

     Name and Address                    No. of            Percentage
     Beneficial Owner                    Shares           of Ownership
     ----------------                    ------           ------------

     Maureen Doyle Sieck                 500,000              25%
     1624 Tioga Trail
     Winter Park, FL  32789

     Scott Sieck                         500,000              25%
     1624 Tioga Trail
     Winter Park, FL  32789

     Patricia Mahar                            0               0%
     100 S. Interlachen Avenue
     Winter Park, FL  32789

     All Officers and
      Directors as a Group             1,000,000              50%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2006, 500,000 shares were issued to Maureen Doyle Sieck, an officer and director and 500,000 shares were issued to Scott Sieck, an officer and director, in exchange for $.005 per share, or a total of $5,000 in cash.

Maureen Doyle Sieck, an officer and director, and Scott Sieck an officer and director are married.

Beginning August 1, 2006 the company will pay $100 per month to Ms. Sieck for the use of a small office and an area used for storage of our inventory in her home.

We do not currently have any conflicts of interest by or among our current officers, director, key employees or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                    Description
     ------                    -----------

        3(i)          Articles of Incorporation*
        3(ii)         Bylaws*
       31.1           Sec. 302 Certification of CEO
       31.2           Sec. 302 Certification of CFO
       32.1           Sec. 906 Certification of CEO
       32.2           Sec. 906 Certification of CFO

----------
* Included in our original SB-2 filed with the Securities & Exchange Commission on August 2, 2006 under File Number 333-136247.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the year ended May 31, 2007, the total fees charged to the company for audit services were $2,000 for audit-related services were $Nil, for tax services were $Nil and for other services were $3,900.

For the year ended May 31, 2006, no fees were charged to the company for audit services, audit-related services, tax or other services.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DoMar Exotic Furnishings Inc., Registrant


September 4, 2007                   By: /s/ Maureen Doyle Sieck
                                        ----------------------------------------
                                        Maureen Doyle Sieck, Director, President
                                        and Chief Executive Officer


September 4, 2007                   By: /s/ Scott Sieck
                                        ----------------------------------------
                                        Scott Sieck, Director, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer