Form 10QSB
period 2007-08-31
DoMar Exotic Furnishings Inc.
filed 2007-10-15
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended August 31, 2007

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

There were 2,000,000 shares of Common Stock outstanding as of August, 2007.

ITEM 1.  FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
              * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
                 * TELEPHONE (858)722-5953 * FAX (858) 408-2695
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
DoMar Exotic Furnishings Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of DoMar Exotic Furnishings Inc. (A Development Stage "Company") as of August 31, 2007, and the related statements of operation, changes in stockholders' equity (deficit), and cash flows for the three months ended August 31, 2007 and for the period from March 30, 2006 (inception) through August 31, 2007. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chang G. Park
----------------------------
Chang G. Park, CPA

Chula Vista, CA 91910
October 10, 2007

        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       August 31,           May 31,
                                                                          2007               2007
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 40,227           $ 40,672
  Prepaid Expense                                                          1,200              1,200
  Inventory                                                                1,381              1,232
                                                                        --------           --------
      TOTAL CURRENT ASSETS                                                42,808             43,104

FIXED ASSETS
  Office Equipment                                                           296                296
                                                                        --------           --------
TOTAL FIXED ASSETS                                                           296                296
                                                                        --------           --------

                                                                        $ 43,104           $ 43,400
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                            --                 --
  Due a Director                                                           1,500              1,200
                                                                        --------           --------
      TOTAL CURRENT LIABILITIES                                            1,500              1,200
                                                                        --------           --------

TOTAL LIABILITIES                                                          1,500              1,200

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,000,000 shares issued and
   outstanding as of August 31, 2007 and May 31, 2007)                     2,000              2,000
  Additional paid-in capital                                              53,000             53,000
  Deficit accumulated during development stage                           (13,396)           (12,800)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      41,604             42,200
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 43,104           $ 43,400
                                                                        ========           ========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                March 30, 2006
                                        Three Months         Three Months         (inception)
                                           Ended                Ended               through
                                         August 31,           August 31,           August 31,
                                            2007                 2006                 2007
                                         ----------           ----------           ----------
REVENUES
  Revenues                               $       --           $       --           $       --
                                         ----------           ----------           ----------
TOTAL REVENUES                                   --                   --                   --

OPERATING COSTS
  Professional Fees                              --                2,000                7,400
  Administrative Expenses                       596                2,040                5,996
                                         ----------           ----------           ----------
TOTAL OPERATING COSTS                           596                4,040               13,396
                                         ----------           ----------           ----------

NET INCOME (LOSS)                        $     (596)          $   (4,040)          $  (13,396)
                                         ==========           ==========           ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)          $    (0.00)
                                         ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                2,000,000            1,000,000
                                         ==========           ==========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
            Statement of Changes in Stockholders' Equity (Unaudited)
             From March 30, 2006 (Inception) through August 31, 2007
--------------------------------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated
                                              Common      Additional         During
                                Common        Stock        Paid-in         Development
                                 Stock        Amount       Capital            Stage          Total
                                 -----        ------       -------            -----          -----
BALANCE, MARCH 30, 2006               --     $    --       $     --        $      --       $      --

Stock issued for cash on
 March 30, 2006 @ $0.005
 per share                     1,000,000       1,000          4,000                            5,000

Net loss, May 31, 2006                                                          (340)           (340)
                              ----------     -------       --------        ---------       ---------

BALANCE, MAY 31, 2006          1,000,000       1,000          4,000             (340)          4,660
                              ==========     =======       ========        =========       =========
Stock issued for cash on
 March 9, 2007 @ $0.05
 per share                     1,000,000       1,000         49,000                           50,000

Net loss, May 31, 2007                                                       (12,460)        (12,460)
                              ----------     -------       --------        ---------       ---------

BALANCE, MAY 31, 2007          2,000,000       2,000         53,000          (12,800)         42,200

Net loss,  August 31, 2007                                                      (596)           (596)
                              ----------     -------       --------        ---------       ---------

BALANCE, AUGUST 31, 2007       2,000,000     $ 2,000       $ 53,000        $ (13,396)      $  41,604
                              ==========     =======       ========        =========       =========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                   March 30, 2006
                                                               Three Months       Three Months       (inception)
                                                                  Ended              Ended             through
                                                                August 31,         August 31,         August 31,
                                                                   2007               2006               2007
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $   (596)          $ (4,040)          $(13,396)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in Prepaid Expenses                            --                 --             (1,200)
    (Increase) decrease in Inventory                                 (149)                --             (1,381)
    Increase (decrease) in Accounts Payable                            --              1,660                 --
    Increase (decrease) in Due a Director                             300                300              1,500
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (445)            (2,080)           (14,477)

CASH FLOWS FROM INVESTING ACTIVITIES
  Office Equipment                                                     --                 --               (296)
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --                 --               (296)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                             --                 --              2,000
  Additional paid-in capital                                           --                 --             53,000
                                                                 --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --                 --             55,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (445)            (2,080)            40,227

CASH AT BEGINNING OF PERIOD                                        40,672              5,000                 --
                                                                 --------           --------           --------

CASH AT END OF PERIOD                                            $ 40,227           $  2,920           $ 40,227
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========
  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2007


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

DoMar Exotic Furnishings Inc. (A Development Stage "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales.

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

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from March 30, 2006 (inception) to August 31, 2007 and generated a net loss of $13,396. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $40,227 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2007


NOTE 6. INCOME TAXES

                                                           As of August 31, 2007
                                                           ---------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 13,396
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                       4,555
     Valuation allowance                                            (4,555)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 7. NET OPERATING LOSSES

As of August 31, 2007, the Company has a net operating loss carryforwards of approximately $13,396. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of August 31, 2007 the Company had 2,000,000 shares of common stock issued and outstanding.

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2007


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $596 and $4,040 for the three-month periods ended August 31, 2007 and 2006, respectively. These expenses consisted of general and administrative expenses.

At August 31, 2007, we had cash on hand of $40,227. At the same date, our total assets were $43,104 and our liabilities were $1,500 consisting of a loan from our president.

Cash provided by financing activities from inception though August 31, 2007 was $55,000, $5,000 resulting from the sale of our common stock to our directors Maureen Doyle Sieck and Scott Sieck, who each purchased 500,000 shares of our Common Stock at $0.005 per share on March 30, 2006 and $50,000 raised pursuant to our offering of 1,000,000 registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-136247 which became effective on September 25, 2006. The offering was completed and closed on March 9, 2007.

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $40,227 cash in the bank and total assets of $43,104. Management believes that the current cash is sufficient to cover the expenses we will incur during the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

The following table provides selected financial data about our company for the period from the date of incorporation through August 31, 2007.

                 Balance Sheet Data:               8/31/07
                 -------------------               -------
                 Cash                             $ 40,227
                 Total assets                     $ 43,104
                 Total liabilities                $  1,500
                 Shareholders' equity             $ 41,604

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

SEPTEMBER 2007:

Company continues to court trade professionals for consideration of product placement. Company prepared a bid proposal to a regional builder designer for select furniture design and creation. The corporate web page was updated, but issues surrounding a merchant accounting package forced a rewrite and delay of implementation.

FUTURE MILESTONES:

SECOND QUARTER (OCTOBER - DECEMBER 2007):
Company intends to implement revised corporate web page previously delayed. Commence construction of furniture inventory pieces.

THIRD QUARTER (JANUARY - MARCH 2008):
Company intends to attend the Home Design and Remodeling Show at the Miami Beach Convention center in the spring.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of August 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-136247.

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

                                    DoMar Exotic Furnishings Inc., Registrant


October 12, 2007                    By: /s/ Maureen Doyle Sieck
                                        ----------------------------------------
                                        Maureen Doyle Sieck, Director, President
                                        and Principal Executive Officer


October 12, 2007                    By: /s/ Scott Sieck
                                        ----------------------------------------
                                        Scott Sieck, Director, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    DoMar Exotic Furnishings Inc., Registrant


October 12, 2007                    By: /s/ Maureen Doyle Sieck
                                        ----------------------------------------
                                        Maureen Doyle Sieck, Director, President
                                        and Principal Executive Officer


October 12, 2007                    By: /s/ Scott Sieck
                                        ----------------------------------------
                                        Scott Sieck, Director, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer