Form 10QSB
period 2007-11-30
DoMar Exotic Furnishings Inc.
filed 2008-01-10
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended November 30, 2007

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

There were 2,000,000 shares of Common Stock outstanding as of November 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                      November 30,          May 31,
                                                                          2007               2007
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 35,817           $ 40,672
  Prepaid Expense                                                             --              1,200
  Inventory                                                                1,381              1,232
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      37,198             43,104

FIXED ASSETS
  Office Equipment                                                           266                296
                                                                        --------           --------
TOTAL FIXED ASSETS                                                           266                296
                                                                        --------           --------

                                                                        $ 37,464           $ 43,400
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                            --                 --
  Due a Director                                                           1,800              1,200
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                  1,800              1,200
                                                                        --------           --------

TOTAL LIABILITIES                                                          1,800              1,200

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,000,000 shares issued and
   outstanding as of November 30, 2007 and May 31, 2007)                   2,000              2,000
  Additional paid-in capital                                              53,000             53,000
  Deficit accumulated during development stage                           (19,336)           (12,800)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      35,664             42,200
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 37,464           $ 43,400
                                                                        ========           ========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       March 30, 2006
                                     Six Months       Six Months      Three Months     Three Months      (inception)
                                       Ended            Ended            Ended            Ended            through
                                     November 30,     November 30,     November 30,     November 30,     November 30,
                                        2007             2006             2007             2006             2007
                                     ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                           $       --       $       --       $       --       $       --       $       --
                                     ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                               --               --               --               --               --

OPERATING COSTS
  Professional Fees                       4,500            2,000            4,500               --           11,900
  Administrative Expenses                 2,036            2,713            1,440              673            7,436
                                     ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                     6,536            4,713            5,940              673           19,336
                                     ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                    $   (6,536)      $   (4,713)      $   (5,940)      $     (673)      $  (19,336)
                                     ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS (LOSS) PER SHARE      $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                     ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            2,000,000        1,000,000        2,000,000        1,000,000
                                     ==========       ==========       ==========       ==========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
            Statement of Changes in Stockholders' Equity (Unaudited)
            From March 30, 2006 (Inception) through November 30, 2007
--------------------------------------------------------------------------------


                                                                             Deficit
                                                                           Accumulated
                                              Common      Additional         During
                                Common        Stock        Paid-in         Development
                                 Stock        Amount       Capital            Stage          Total
                                 -----        ------       -------            -----          -----
BALANCE, MARCH 30, 2006               --     $    --       $     --        $      --       $      --

Stock issued for cash on
 March 30, 2006 @ $0.005
 per share                     1,000,000       1,000          4,000                            5,000

Net loss, May 31, 2006                                                          (340)           (340)
                              ----------     -------       --------        ---------       ---------

BALANCE, MAY 31, 2006          1,000,000       1,000          4,000             (340)          4,660
                              ==========     =======       ========        =========       =========
Stock issued for cash on
 March 9, 2007 @ $0.05
 per share                     1,000,000       1,000         49,000                           50,000

Net loss, May 31, 2007                                                       (12,460)        (12,460)
                              ----------     -------       --------        ---------       ---------

BALANCE, MAY 31, 2007          2,000,000       2,000         53,000          (12,800)         42,200
                              ==========     =======       ========        =========       =========

Net loss, November 30, 2007                                                   (6,536)         (6,536)
                              ----------     -------       --------        ---------       ---------

BALANCE, NOVEMBER 30, 2007     2,000,000     $ 2,000       $ 53,000        $ (19,336)      $  35,664
                              ==========     =======       ========        =========       =========

                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                     March 30, 2006
                                                                  Six Months         Six Months        (inception)
                                                                    Ended              Ended             through
                                                                  November 30,       November 30,       November 30,
                                                                     2007               2006               2007
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (6,536)          $ (4,713)          $(19,336)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation Expense                                                30                 --                 35

  Changes in operating assets and liabilities:
     (Increase) decrease in Prepaid Expenses                          1,200                 --                 --
     (Increase) decrease in Inventory                                  (149)                --             (1,381)
     Increase (decrease) in Accounts Payable                             --              1,660                 --
     Increase (decrease) in Due a Director                              600                600              1,800
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (4,855)            (2,453)           (18,882)

CASH FLOWS FROM INVESTING ACTIVITIES
  Office Equipment                                                       --                 --               (301)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --               (301)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --              2,000
  Additional paid-in capital                                             --                 --             53,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             55,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (4,855)            (2,453)            35,817

CASH AT BEGINNING OF PERIOD                                          40,672              5,000                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $ 35,817           $  2,547           $ 35,817
                                                                   ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========

                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          November 30, 2007 (Unaudited)


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

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          November 30, 2007 (Unaudited)


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from March 30, 2006 (inception) to November 30, 2007 and generated a net loss of $19,336. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $35,817 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Beginning June 1, 2006 the Company has paid a director $100 per month for use of office space and services. All officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available.

Thus they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          November 30, 2007 (Unaudited)


NOTE 6. INCOME TAXES

                                                         As of November 30, 2007
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 6,574
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     6,574
     Valuation allowance                                          (6,574)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 7. NET OPERATING LOSSES

As of November 30, 2007, the Company has a net operating loss carryforwards of approximately $19,336. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of November 30, 2007 the Company had 2,000,000 shares of common stock issued and outstanding.

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          November 30, 2007 (Unaudited)


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of November 30, 2007:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $5,940 and $673 for the three-month periods ended November 30, 2007 and 2006, respectively. These expenses consisted of general and administrative expenses.

At November 30, 2007, we had cash on hand of $35,817. At the same date, our total assets were $37,198 and our liabilities were $1,800 consisting of a loan from our president.

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

LIQUIDITY AND CAPITAL RESOURCES

We currently have $35,817 cash in the bank and total assets of $37,198. Management believes that the current cash is sufficient to cover the expenses we will incur during the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

The following table provides selected financial data about our company for the period from the date of incorporation through November 30, 2007.

                     Balance Sheet Data:           11/30/07
                     -------------------           --------

                     Cash                          $35,817
                     Total assets                  $37,198
                     Total liabilities             $ 1,800
                     Shareholders' equity          $35,664

MILESTONES FOR BUSINESS OPERATIONS

The criteria for the future milestones are based on management's estimates only. The number of pieces we plan to have for our inventory and the other projected milestones are approximations only and subject to adjustment based on costs and needs.

COMPLETED MILESTONES

SEPTEMBER - DECEMBER 2006:

We conducted further research into the specialty hides and furniture making production. Maureen Sieck, one of our directors, conducted competitive market research, by visiting trade shows, specialty furniture stores and internet research. Furniture craftsman re-upholsterer was secured for all work to be performed. We registered the domain name www.DomarExotic.com for our corporate website which will be used for future marketing purposes. Web traffic advertising techniques were established for budgetary purposes. Product photographs for our corporate website were secured. Preliminary designs and printing quotes were explored for marketing brochures. Management commenced seeking funding commitments.

JANUARY - JUNE 2007:

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

JULY - NOVEMBER 2007:

We continued attempts for expansion of wholesale outlets for the custom pieces in Canada and the U.S. through direct marketing and consignment. A follow up trip thru the Atlantic states in late August was conducted to re-enforce and build our product capabilities and name recognition was conducted. Solid relations for future frames and distribution were established.

FUTURE MILESTONES:

THIRD QUARTER (JANUARY - MARCH 2008):

Company intends to attend the Home Design and Remodeling Show at the Miami Beach Convention center in the spring.

CRITICAL ACCOUNTING POLICIES

The unaudited financial statements as of November 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our May 31, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report on the SEC website at www.sec.gov under our SEC File Number 333-136247.

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

                                    DoMar Exotic Furnishings Inc., Registrant


January 9, 2008                     By: /s/ Maureen Doyle Sieck
                                        ----------------------------------------
                                        Maureen Doyle Sieck, Director, President
                                        and Principal Executive Officer


January 9, 2008                     By: /s/ Scott Sieck
                                        ----------------------------------------
                                        Scott Sieck, Director, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    DoMar Exotic Furnishings Inc., Registrant


January 9, 2008                     By: /s/ Maureen Doyle Sieck
                                        ----------------------------------------
                                        Maureen Doyle Sieck, Director, President
                                        and Principal Executive Officer


January 9, 2008                     By: /s/ Scott Sieck
                                        ----------------------------------------
                                        Scott Sieck, Director, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer