Form 10-Q
period 2008-02-29
DoMar Exotic Furnishings Inc.
filed 2008-04-02
CIK 1365160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

                        Commission file number 333-136247


                          DOMAR EXOTIC FURNISHINGS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                1624 Tioga Trail
                              Winter Park, FL 32789
         (Address of principal executive offices, including zip code.)

                                  (407)650-2723
                     (Telephone number, including area code)

                                 Joseph I. Emas
                             1224 Washington Avenue
                              Miami Beach, FL 33139
                     Phone: (305)531-1174 Fax: (305)531-1274
            (Name, address and telephone number of agent for service)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares as of February 29, 2008

ITEM 1. FINANCIAL STATEMENTS

                           CHANG G. PARK, CPA, PH. D.
                    * 371 E STREET * CHULA VISTA * CALIFORNIA
               91910-2615* * TELEPHONE (858) 722-5953 * FAX (858)
                          761-0341 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
DoMar Exotic Furnishings Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of DoMar Exotic Furnishings Inc. (A Development Stage "Company") as of February 29, 2008, and the related statements of operation, changes in stockholders' equity (deficit), and cash flows for the nine months ended February 29, 2008 and for the period from March 30, 2006 (inception) through February 29, 2008. These financial statements are the responsibility of the Company's management.

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

Chula Vista, CA 91910
March 9, 2008


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of             As of
                                                                       February 29,         May 31,
                                                                          2008               2007
                                                                        --------           --------
                                                                       (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 31,742           $ 40,672
  Prepaid Expense                                                             --              1,200
  Inventory                                                                1,381              1,232
                                                                        --------           --------
TOTAL CURRENT ASSETS                                                      33,123             43,104

FIXED ASSETS
  Office Equipment                                                           251                296
                                                                        --------           --------
TOTAL FIXED ASSETS                                                           251                296
                                                                        --------           --------

                                                                        $ 33,374           $ 43,400
                                                                        ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                                                            --                 --
  Due a Director                                                             300              1,200
                                                                        --------           --------
TOTAL CURRENT LIABILITIES                                                    300              1,200
                                                                        --------           --------
TOTAL LIABILITIES                                                            300              1,200

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,000,000 shares issued and
   outstanding as of February 29, 2008 and May 31, 2007)                   2,000              2,000
  Additional paid-in capital                                              53,000             53,000
  Deficit accumulated during development stage                           (21,926)           (12,800)
                                                                        --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      33,074             42,200
                                                                        --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 33,374           $ 43,400
                                                                        ========           ========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 March 30, 2006
                                  Nine Months     Nine Months    Three Months    Three Months     (inception)
                                    Ended           Ended           Ended           Ended           through
                                  February 29,    February 28,    February 29,    February 28,    February 29,
                                     2008            2007            2008            2007            2008
                                  ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                        $       --      $       --      $       --      $       --      $       --
                                  ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                            --              --              --              --              --

OPERATING COSTS
  Professional Fees                    6,125           5,900           1,625           3,900          13,525
  Administrative Expenses              3,001           3,628             965             915           8,401
                                  ----------      ----------      ----------      ----------      ----------
TOTAL OPERATING COSTS                  9,126           9,528           2,590           4,815          21,926
                                  ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                 $   (9,126)     $   (9,528)     $   (2,590)     $   (4,815)     $  (21,926)
                                  ==========      ==========      ==========      ==========      ==========

BASIC EARNINGS (LOSS) PER SHARE   $    (0.00)     $    (0.01)     $    (0.00)     $    (0.00)
                                  ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         2,000,000       1,000,000       2,000,000       1,000,000
                                  ==========      ==========      ==========      ==========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
            Statement of Changes in Stockholders' Equity (Unaudited)
            From March 30, 2006 (Inception) through February 29, 2008
--------------------------------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated
                                              Common      Additional         During
                                Common        Stock        Paid-in         Development
                                 Stock        Amount       Capital            Stage         Total
                                 -----        ------       -------            -----         -----
BALANCE, MARCH 30, 2006               --     $    --       $     --        $      --       $     --

Stock issued for cash on
 March 30, 2006 @ $0.005
 per share                     1,000,000       1,000          4,000                           5,000

Net loss, May 31, 2006                                                          (340)          (340)
                              ----------     -------       --------        ---------       --------

BALANCE, MAY 31, 2006          1,000,000       1,000          4,000             (340)         4,660
                              ==========     =======       ========        =========       ========
Stock issued for cash on
 March 9, 2007 @ $0.05
 per share                     1,000,000       1,000         49,000                          50,000

Net loss, May 31, 2007                                                       (12,460)       (12,460)
                              ----------     -------       --------        ---------       --------

BALANCE, MAY 31, 2007          2,000,000       2,000         53,000          (12,800)        42,200
                              ==========     =======       ========        =========       ========

Net loss, February 29, 2008                                                   (9,126)        (9,126)
                              ----------     -------       --------        ---------       --------

BALANCE, FEBRUARY 29, 2008     2,000,000     $ 2,000       $ 53,000        $ (21,926)      $ 33,074
                              ==========     =======       ========        =========       ========


                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                                      March 30, 2006
                                                                  Nine Months        Nine Months        (inception)
                                                                    Ended              Ended              through
                                                                  February 29,       February 28,       February 29,
                                                                     2008               2007               2008
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (9,126)          $ (9,528)          $(21,926)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation expense                                                45                 --                 50

  Changes in operating assets and liabilities:
    (Increase) decrease in Prepaid Expenses                           1,200                 --                 --
    (Increase) decrease in Inventory                                   (149)                --             (1,381)
    Increase (decrease) in Accounts Payable                              --              2,860                 --
    Increase (decrease) in Stock Subscriptions Received                  --              5,100                 --
    Increase (decrease) in Due a Director                              (900)             5,400                300
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (8,930)             3,832            (22,957)

CASH FLOWS FROM INVESTING ACTIVITIES
  Office Equipment                                                       --                 --               (301)
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --               (301)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --              2,000
  Additional paid-in capital                                             --                 --             53,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             55,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (8,930)             3,832             31,742

CASH AT BEGINNING OF PERIOD                                          40,672              5,000                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $ 31,742           $  8,832           $ 31,742
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========

                       See Notes to Financial Statements

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          February 29, 2008 (Unaudited)


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

D. INVENTORY

Inventories are stated at the lower of cost or market with cost determined using the first in first out.

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          February 29, 2008 (Unaudited)


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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from March 30, 2006 (inception) to February 29, 2008 and generated a net loss of $21,926. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $31,742 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          February 29, 2008 (Unaudited)


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

NOTE 6. INCOME TAXES

                                                         As of February 29, 2008
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 7,455
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     7,455
     Valuation allowance                                          (7,455)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 7. NET OPERATING LOSSES

As of February 29, 2008, the Company has a net operating loss carryforwards of approximately $21,926. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                          DOMAR EXOTIC FURNISHINGS INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          February 29, 2008 (Unaudited)


NOTE 8. STOCK TRANSACTIONS (CONTINUED)

On March 30, 2006 the Company issued a total of 1,000,000 shares of common stock to two directors for cash at $0.005 per share for a total of $5,000.

On March 9, 2007 the Company issued a total of 1,000,000 shares of common stock to 27 unrelated third parties for cash at $0.05 per share for a total of $50,000.

As of February 29, 2008 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following class of capital stock as of February 29, 2008:

     * Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbours of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbours set forth under the Reform Act are unavailable to us.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenue to date.

We incurred operating expenses of $9,126 and $9,528 for the three-month periods ended February 29, 2008 and February 28, 2007, respectively. These expenses consisted of general and administrative expenses.

At February 29, 2008, we had cash on hand of $31,742. At the same date, our total assets were $33,374 and our liabilities were $300 consisting of a loan from our president.

Cash provided by financing activities from inception through February 29, 2008 was $55,000, $5,000 resulting from the sale of our common stock to our directors Maureen Doyle Sieck and Scott Sieck, who each purchased 500,000 shares of our Common Stock at $0.005 per share on March 30, 2006 and $50,000 raised pursuant to our offering of 1,000,000 registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-136247 which became effective on September 25, 2006. The offering was completed and closed on March 9, 2007.

The following table provides selected financial data about our company for the period from the date of incorporation through February 29, 2008.

                    Balance Sheet Data:           2/29/08
                    -------------------           -------

                    Cash                          $31,742
                    Total assets                  $33,374
                    Total liabilities             $   300
                    Shareholders' equity          $33,074

Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

We currently have $31,742 cash in the bank and total assets of $33,374. Management believes that the current cash is sufficient to cover the expenses we will incur during the next twelve months. We currently have no plans to hire additional employees in the next twelve months unless sales are sufficient to cover the cost.

PLAN OF OPERATION

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

DECEMBER 2007 - FEBRUARY 2008

We conducted further research into the specialty hides and furniture making production. Continued competitive market research, by visiting trade shows, specialty furniture stores. Furniture craftsman re-upholsterer was secured for all work to be performed. Web traffic advertising techniques were established and web advertising accounts were established with Adsonar, Pulse360 and Industry Brains. Management continues to seek additional funding commitments.

FUTURE MILESTONES

Previous order commitments have weakened, due in part to general overall market conditions and credit restrictions. Management is seeking inventory credit lines to provide floor planned finance capabilities for its committed vendors. The company is seeking a domestic supply of quality hides due in part to the declining exchange rate of the US dollar. Raw inventory costs have risen by 30% in the past 6 months,

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April xx, 2008.

                                    DoMar Exotic Furnishings Inc., Registrant


April 1, 2008                       By: /s/ Maureen Doyle Sieck
                                        ----------------------------------------
                                        Maureen Doyle Sieck, Director, President
                                        and Principal Executive Officer


April 1, 2008                       By: /s/ Scott Sieck
                                        ----------------------------------------
                                        Scott Sieck, Director, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    DoMar Exotic Furnishings Inc., Registrant


April 1, 2008                       By: /s/ Maureen Doyle Sieck
                                        ----------------------------------------
                                        Maureen Doyle Sieck, Director, President
                                        and Principal Executive Officer


April 1, 2008                       By: /s/ Scott Sieck
                                        ----------------------------------------
                                        Scott Sieck, Director, Treasurer,
                                        Chief Financial Officer and Principal
                                        Accounting Officer