Form 10-K
period 2008-05-31
Domark International Inc.
filed 2008-09-15
CIK 1365160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the Fiscal Year Ended May 31, 2008
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the transition period from N/A to N/A

                       Commission File Number: 333-136247

                           DoMark International, Inc.
           (Name of small business issuer as specified in its charter)

       Nevada                                                20-4647578
State of Incorporation                           IRS Employer Identification No.

                 1809 East Broadway #125, Oviedo, Florida 32765
                    (Address of principal executive offices)

       Registrant's telephone number, including Area Code: (757) 572-9241

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [ ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ ] ? No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]                          Accelerated filer [ ]
Non-accelerated filer  [ ]                            Small Business Issuer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on September 12, 2008 was approximately $3,515,000

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: As September 12, 2008, there were 17,750,000 shares of Common Stock, $0.001 par value per share issued and outstanding.

                       Documents Incorporated By Reference
                                      None

                                TABLE OF CONTENTS

PART I
ITEM 1.  BUSINESS                                                              3
ITEM 1A. RISK FACTORS                                                          4
ITEM 2.  PROPERTIES                                                            9
ITEM 3.  LEGAL PROCEEDINGS                                                     9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   9

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                    10
ITEM 6.  SELECTED FINANCIAL DATA                                              12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                12
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           17
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          17
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                 40
ITEM 9A. CONTROLS AND PROCEDURES                                              41
ITEM 9B. OTHER INFORMATION                                                    42

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
         CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT.                                                        42
ITEM 11. EXECUTIVE COMPENSATION                                               43
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      45
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE                                                         47
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                           49

SIGNATURES                                                                    50

                                     PART I

ITEM 1. BUSINESS

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

HISTORY AND GENERAL OVERVIEW

DOMARK INTERNATIONAL, INC. ("DoMark" or "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales. The Company has abandoned it prior business of exotic furniture sales and is acquiring operating entities through acquisition that will bring value to the company and then providing marketing and management services in support of the acquired entities.

SportsQuest, Inc. ("SportsQuest") is a majority owned subsidiary of DoMark whose business is the creation, development, and management of high end sports events, as well as executing a growth strategy involving acquisition of diverse and effective sports marketing platforms. SportsQuest was incorporated in April 3, 1986 in Delaware under the name Bay Head Ventures, Inc. The Company has been managing the US Pro Golf Tour and anticipates it will continue to manage USPGT for the foreseeable future. SportsQuest trades on the Pink Sheets under "SPQS.PK". SportsQuest holds significant value in content media and is pursuing its business model.

On July 16, 2008, DoMark executed a purchase agreement with JAVACO, Inc. an Ohio corporation ("Javaco") whereby pursuant to the terms and conditions of that Agreement we completed the purchase of all the issued and outstanding shares of Javaco. Judith Vazquez, the President of Javaco, is the sister-in-law of R. Thomas Kidd, our Chief Executive Officer. The Closing of the transaction occurred on July 18, 2008.

As consideration for all the issued and outstanding shares of Javaco, we issued the shareholders of Javaco, seven hundred and fifty thousand shares of our common stock, and common stock purchase warrants as follows: 20,000 common stock purchase warrants at an exercise price of $3.00 per share, expiring on December 31, 2008; 20,000 common stock purchase warrants at an exercise price of $4.00. JAVACO is a wholly owned subsidiary of DoMark but is not a consolidated subsidiary as of May 31, 2008.

On July 24, 2008, we executed an asset purchase agreement (the "Agreement") with TotalMed Systems, Inc., a Florida corporation ("TotalMed"), whereby pursuant to the terms and conditions of that Agreement, we completed the purchase of certain assets and assumed certain liabilities. The Closing of the transaction occurred on August 6, 2008 (the "Closing"). As consideration for the certain assets of TotalMed, we agreed to pay TotalMed issued and outstanding shares of our common stock that will have the aggregate value of six million Dollars ($6,000,000), determined by dividing the average closing price for the 5 days prior to the Closing ($2.34), which sum may be reduced based on contingencies described in the Agreement.

This agreement was subsequently rescinded and the stock not issued.

On August 17, 2007, SportsQuest, Inc. entered into a Stock Issuance, Assumption and Release Agreement (the "Assumption Agreement"), by and among SportsQuest, Inc. and Greens Worldwide Incorporated ("Greens") and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Greens Worldwide Investors"). The transactions contemplated by the Assumption Agreement included the following:

The issuance by Greens of 390,000 shares of its Series A Convertible Preferred Stock, par value $10.00 per share, to SportsQuest, Inc; and;

The assumption by SportsQuest, Inc. of 50% of Greens indebtedness to the Greens Worldwide Investors under a Securities Purchase Agreement, dated as of March 22, 2007, by and among Greens and the Greens Worldwide Investors (the "Greens Worldwide Agreement").

Under the terms of the Assumption Agreement, the Greens Worldwide Investors will release Greens from its obligations under the notes described above. In consideration for such release, SportsQuest, Inc. issued to the SportsQuest Investors (who are the successors to the Greens Investors) callable secured convertible notes with an aggregate face amount of $3,903,750, including interest (collectively, the "Assumption Notes"), and Greens issued to the Greens Investors callable secured convertible notes with an aggregate face amount of $3,903,750, including interest. The Assumption Notes have the same terms and conditions as the notes described above, except that the Assumption Notes are convertible into the Company's common stock.

The Company has elected to account for the investment at cost since Greens does not currently have common shares for the Company to convert its preferred. In the event that Greens has sufficient common shares available for conversion, and the Company was to exercise its conversion rights, the Company would not own more than 50% of the voting common shares of Greens.

ADDITIONAL INFORMATION

DoMark files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

EMPLOYEES

As of fiscal year end May 31, 2008, the Company had one employee.

ITEM 1A.RISK FACTORS

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline and you may lose all or a part of your investment.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL TO PURSUE OUR BUSINESS AND THEREFORE WOULD BE UNABLE TO ACHIEVE OUR PLANNED FUTURE GROWTH:

We intend to pursue a growth strategy that includes development of the Company business and technology. Currently we have limited capital which is insufficient to pursue our plans for development and growth. Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing. We are currently seeking additional capital. Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us. Our failure to obtain additional capital will have a material adverse effect on our business.

OUR SIGNIFICANT FOCUS ON ACQUISITIONS IN OUR BUSINESS SUBJECTS INVESTORS TO A GREATER RISK OF LOSSES

A significant portion of our efforts are focused on the development and growth of the Company and its subsidiaries by acquisitions. Although the Company believes there are significant acquisition opportunities available, we can make no assurances that the Company will be able to execute its acquisition strategy.

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

                           FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management's plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Business," as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the "Risk Factors" section of this prospectus, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this prospectus, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this prospectus contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this prospectus and in the documents incorporated by reference into this prospectus that is not a statement of an historical fact constitutes a "forward-looking statement". Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate", "internal", and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 2. PROPERTIES

As of fiscal year end May 31, 2008, the Company maintains its corporate executive office in Oviedo, Florida. The CEO of the Company has been providing the office space at no charge to the Company as a courtesy to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except as discussed above, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended May 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DoMark common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol "DOMK.OB"

At May 31, 2008, there were 8,500,000 shares of common stock of DoMark outstanding and there were approximately 40 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for DoMark's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

                                                          High           Low
                                                          ----           ---
Fiscal Year Ended May 31, 2008
  First Quarter (June - August, 2007)                     $   0         $   0
  Second Quarter (September - November 2007)              $   0         $   0
  Third Quarter (December - February 2008)                $   0         $   0
  Fourth Quarter (March - May 2008)                       $3.80         $1.60


On August 31, 2008, the closing bid price of our common stock was $.3.80

DIVIDENDS

DoMark has never paid dividends on any of its common stock shares. DoMark does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in DoMark's business. DoMark's Transfer Agent and Registrar for the common stock is Signature Stock Transfer, 2301 Ohio Drive Suite 100, Plano, TX 75093-3956

RECENT SALES OF UNREGISTERED SECURITIES

                              Stock issued                       Stock issued
                                for Cash       Cash Received      for Assets
                                --------       -------------      ----------
Year Ended May 31, 2007         1,000,000         $50,000                 --

Year Ended May 31, 2008                --              --          6,500,000

During the year ended May 31, 2007 the Company issued 1,000,000 shares of its common stock for $50,000. The shares were issued to third parties in a private placement of the Company's common stock. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company has issued 6,500,000 shares of its common stock as consideration for the fair value of the assets delivered. The offer and sale of such shares of our common stock were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

TRANSFER AGENT

The Company engaged Signature Stock Transfer, 2301 Ohio Drive, Suite 100, Plano, TX 75093-3956 to serve in the capacity of transfer agent.

STOCK SPLITS

On June 27, 2008, the Company enacted a 2-for-1 forward split and share data in this report has not been adjusted to reflect the stock split relating to the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

                   Summary of Statements of Operations of DOMK
                        Year Ended May 31, 2008 and 2007

                                             Years Ended            Years Ended
                                            May 31, 2008           May 31, 2007
                                            ------------           ------------
     Statement of Operations Data
       Revenues                             $     15,750           $         --
       Operating and Other Expenses           (1,434,920)               (12,460)
                                            ------------           ------------
       Net Loss                             $ (1,419,170)          $    (12,460)
                                            ============           ============

     Balance Sheet Data:
       Current Assets                       $    165,181           $     43,104
       Total Assets                           14,796,347                 43,400
       Current Liabilities                     3,993,436                  1,200
       Non Current Liabilities                   988,513                     --
       Total Liabilities                       4,981,949                  1,200
       Working Capital (Deficit)              (3,828,255)                41,904
       Shareholders'Equity (Deficit)        $  9,814,398           $     42,200

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management's discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.

STOCK BASED COMPENSATION

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

REVENUES

We have adopted the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

RECENT DEVELOPMENTS

On May 15, 2008, we executed an agreement with R. Thomas Kidd (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement by and between our company and Kidd we completed the purchase of 100,000 Series A Preferred Convertible Shares of SportsQuest, Inc., a Delaware corporation from R. Thomas Kidd. On a fully diluted basis, the 100,000 Series A Preferred Convertible Shares of SportsQuest, Inc., represent approximately seventy-nine percent (79%) of the capital stock of SportsQuest, Inc. The Closing of the transaction occurred on May 20, 2008 ("Closing").

As consideration for the 100,000 Series A Preferred Convertible Shares of SportsQuest, Inc., we issued R. Thomas Kidd the sum of six million, five hundred thousand (6,500,000) shares of our common stock.

Effective June 27, 2008, DoMark International, Inc., a Nevada corporation (the "Company"), changed its name from DoMark Exotic Furnishings Inc. to DoMark International, Inc, increased the authorized common stock of the Corporation to 200,000,000 shares, created and authorized 2,000,000 shares of preferred stock, the rights and preferences of which can be designated by the Board of Directors and enacted a forward stock split of our common stock on a two for one basis, payable upon surrender of our shareholders' stock certificates. Our authorized stock is as follows: The number of shares of common stock authorized that may be issued by the Corporation is Two Hundred Million (200,000,000) shares, with a par value of One Tenth of One Cent ($0.001) per share and Two Million (2,000,000) shares of Preferred Stock, $0.001 par value, the rights and preferences of which may be determined by the Board of Directors. Said shares may be issued by the Corporation from time to time for such considerations as may be fixed by the Board of Directors.

On July 16, 2008, we executed an agreement with JAVACO, Inc, an Ohio corporation ("Javaco") and Judith Vazquez (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement we completed the purchase of all the issued and outstanding shares of Javaco. Judith Vazquez is the sister-in-law of R. Thomas Kidd, our Chief Executive Officer. The Closing of the transaction occurred on July 18, 2008 (the "Closing").

As consideration for all the issued and outstanding shares of Javaco, we issued the shareholders of Javaco, seven hundred and fifty thousand shares of our common stock, and common stock purchase warrants as follows: 20,000 common stock purchase warrants at an exercise price of $3.00 per share, expiring on December 31, 2008; 20,000 common stock purchase warrants at an exercise price of $4.00 per share, expiring on 40,000 common stock purchase warrants at an exercise price of $5.00 per share, expiring on December 31, 2010.

On July 24, 2008, we executed an asset purchase agreement (the "Agreement") with TotalMed Systems, Inc., a Florida corporation ("TotalMed"), whereby pursuant to the terms and conditions of that Agreement, we completed the purchase of certain assets. The Closing of the transaction occurred on August 6, 2008 (the "Closing"). As consideration for the certain assets of TotalMed, we agreed to pay TotalMed issued and outstanding shares of our common stock that will have the aggregate value of six million Dollars ($6,000,000), determined by dividing the average closing price for the 5 days prior to the Closing ($2.34), which sum may be reduced based on contingencies described in the Agreement.

This agreement was subsequently rescinded and the stock was not issued.

On August 4, 2008, DoMark entered into an investment agreement and registration rights agreement with Dutchess Private Equities, LTD. The investment agreement, in the form of an equity funding commitment, provides for the right by the company at its discretion to require Dutchess to purchase up to $50 million of the Company's common stock at a seven percent discount to market over the 36 months following the registration statement being declared effective by the Securities and Exchange Commission. DoMark intends to file a registration statement in the near future.

On August 18, 2008, DoMark retained E & E Communications, Laguna Hills, Ca. to assist with its investor and public relations activities.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2008, COMPARED TO FISCAL YEAR ENDED MAY 31, 2007

Revenues for Fiscal 2008 increased to $15,750 from $0.00 during fiscal 2007. This increase in revenue is directly the result of changes in the Company's strategic direction in core operations. We continue to aggressively pursue and devote its resources and focus its direction in building asset value. We have further refocused in new acquisitions to increase our revenues and cash flow.

General and administrative expenses for the fiscal 2008 increased to $1,007,027 as compared to fiscal 2007 of $12,460. This increase is attributed to the Company's increase in acquisitions and issuance of stock for assets delivered.

Interest expense for fiscal 2008 increased to $245,643 as compared to fiscal 2007. This increase is a result of embedded warrants in certain bond and loan payables of our subsidiary SportsQuest, Inc. which required us to accrue for the beneficial conversations feature in theses derivatives.

The loss for fiscal 2007 increased to ($1,419,170) as compared to fiscal 2007 of ($12,460). The increase is due to the increase in non cash transactions for assets delivered.

No tax benefit was recorded on the expected operating loss for fiscal 2008 and 2007 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the year ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily on its sale of media content, financing facilities, and sales of our common stock. During the fiscal 2008, our net proceeds from the media content were $15,000 as compared to fiscal 2007 of $28,183. We have received $0.00 in fiscal 2008 as compared to Fiscal 2007 of $50,000 in proceeds from the sale of common stock. We believe that the cash flows are inadequate to repay the capital obligations and have relied upon the sale of common stock to sustain its operations.

Cash provided (used) operating activities for the fiscal year 2008 was $75,490 compared to ($14,027) for fiscal year 2007. We have focus on core operations results in an increase in acquisitions. However we are still operating in a deficit. We have depreciation expenses for fiscal 2008 of $449 as compared to fiscal 2007 of $5.00

Cash (used) provided in investing activities was ($724,569) for fiscal 2008, compared to $(302) for Fiscal 2007. We have advanced financing to affiliates of $717,076, and purchased new equipment of $7,493.

Cash provided by financing activities was $647,313 for fiscal 2008 as compared to $50,000 for fiscal 2007. Financing activities primarily consisted of proceeds from bond and loan payables from third parties. We do not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal period. We received proceeds from the our bond issuance of $733,308 we received proceeds from our loan payables of $255,205 and have advanced proceeds to our affiliate of ($341,200)

On August 4, 2008, DoMark has entered into an investment agreement and registration rights agreement with Dutchess Private Equities, LTD. The investment agreement, in the form of an equity funding commitment, provides for the right by the company at its discretion to require Dutchess to purchase up to $50 million of the Company's common stock at a seven percent discount to market over the 36 months following the registration statement being declared effective by the Securities and Exchange Commission. DoMark intends to file a registration statement in the near future.

On August 23, 2007, SportsQuest, Inc., our majority owned subsidiary, entered into an investment agreement and registration rights agreement with Dutchess Private Equities, LTD. The investment agreement, in the form of an equity funding commitment, provides for the right by Sportsquest at its discretion to require Dutchess to purchase up to $50 Million of SportsQuest common stock at a seven percent discount to market over the 36 months following the registration statement being declared effective by the Securities and Exchange Commission. SportsQuest filed an SB-2 registration statement on September 17, 2007.

OTHER CONSIDERATIONS

There are numerous factors that affect the business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the media content industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with our anticipated rapid growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do hold any derivative instruments but do not engage in any hedging activities. We are in the business of acquiring successfully operating subsidiaries to build the value of our Company.

ITEM 8. FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:
  Kramer Weisman and Associates LLP                                          18

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet at May 31, 2008 and 2007                        19

  Consolidated Statements of Operations for the years ended
  May 31, 2008 and 2007                                                      20

  Consolidated Statements of Stockholders' Equity for the years
  ended May 31, 2008 and 2007                                                21

  Consolidated Statements of Cash Flows for the years ended
  May 31, 2008 and 2007                                                      22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of DOMARK INTERNATIONAL, INC.

We have audited the accompanying consolidated balance sheet of DoMark International, Inc. and Subsidiaries as of May 31, 2008, and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of DoMark International, Inc. and Subsidiaries as of May 31, 2007 were audited by other auditors whose report dated August 8, 2008, expressed an unqualified opinion, with an explanatory paragraph relating to the assumption the Company will continue as a going concern, on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DoMark International, Inc., Inc and Subsidiaries, as of May 31, 2008, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $1,431,970 through the period ended May 31, 2008, and current liabilities exceeded current assets by approximately $3,828,255 at May 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


/s/ Kramer Weisman and Associates LLP
--------------------------------------------
Kramer Weisman and Associates LLP
Davies, Florida
September 15, 2008

DOMARK INTERNATIONAL, INC.
CONSOLIDATED BALANCES SHEETS
FOR YEARS ENDED MAY 31, 2008 AND 2007
--------------------------------------------------------------------------------

                                                                            2008                   2007
                                                                        ------------           ------------
ASSETS:

CURRENT ASSETS
  Cash                                                                  $     38,906           $     40,672
  Inventory                                                                    1,232                  1,232
  Prepaid expenses and other current assets                                  125,043                  1,200
                                                                        ------------           ------------
      Total current assets                                                   165,181                 43,104

PROPERTY AND EQUIPMENT, net                                                    7,340                    296

Due from affiliate                                                           717,076                     --
Intangible assets - media content                                         10,000,000                     --
Investment in unconsolidated subsidiary                                    3,903,750                     --
Deposits                                                                       3,000                     --
                                                                        ------------           ------------
      TOTAL ASSETS                                                      $ 14,796,347           $     43,400
                                                                        ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                      $     73,739           $         --
  Accrued expenses and other liabilities                                      15,947                     --
  Notes from affiliates                                                    3,903,750                  1,200
                                                                        ------------           ------------
      Total current liabilities                                            3,993,436                  1,200

Convertible notes payable                                                    255,205                     --
Bond payable                                                                 733,308                     --
                                                                        ------------           ------------
      Total liabilities                                                    4,981,949                  1,200
                                                                        ------------           ------------

COMMITMENTS AND CONTINGENCIES:                                                    --                     --

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 75,000,000 shares authorized,
   8,500,000 and 2,000,000 issued and outstanding as                           8,500                  2,000
   of May 31, 2008 and 2007
  Additional Paid-in capital                                               8,425,568                 53,000
  Common stock subscribed, not issued                                      2,812,300                     --
  Accumulated deficit                                                     (1,431,970)               (12,800)
                                                                        ------------           ------------
      Total stockholders' equity                                           9,814,398                 42,200
                                                                        ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 14,796,347           $     43,400
                                                                        ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR YEARS ENDED MAY 31, 2008 AND 2007
--------------------------------------------------------------------------------

                                                  2008                  2007
                                              -----------           -----------
REVENUES:
  Revenue                                     $    15,750           $        --
                                              -----------           -----------
                                                   15,750                    --
OPERATING EXPENSES:
  General and administrative expenses           1,007,027                12,460
  Depreciation and amortization                       449                    --
                                              -----------           -----------
      Total operating expenses                  1,007,476                12,460
                                              -----------           -----------
OPERATING LOSS (INCOME)                          (991,726)              (12,460)
                                              -----------           -----------

OTHER (INCOME) AND EXPENSES
  Interest expense                                245,653                    --
  Impairment of assets                            189,534                    --
  Gain on the sale of assets                       (7,743)                   --
                                              -----------           -----------
      Total other expense (income)                427,444                    --
                                              -----------           -----------

NET (LOSS) INCOME                             $(1,419,170)          $   (12,460)
                                              ===========           ===========
NET (LOSS) INCOME PER SHARE:
 Basic and diluted:                           $     (0.70)          $     (0.01)
                                              ===========           ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted:                            2,037,931             1,230,137
                                              ===========           ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR YEARS ENDED MAY 31, 2008 AND 2007
--------------------------------------------------------------------------------

                                                                                               Common Stock
                                              Common Stock          Paid-in     Accumulated     Subscribed
                                          Shares        Amount      Capital       Deficit       Not Issued        Total
                                          ------        ------      -------       -------       ----------        -----
MAY 31, 2006                            1,000,000      $ 1,000    $    4,000    $      (340)    $       --    $     4,660

Common stock issued for cash            1,000,000        1,000        49,000                                       50,000

Net income                                     --           --            --        (12,460)                      (12,460)
                                        ---------      -------    ----------    -----------     ----------    -----------

MAY 31, 2007                            2,000,000      $ 2,000    $   53,000    $   (12,800)    $       --    $    42,200
                                        =========      =======    ==========    ===========     ==========    ===========

Common stock issued for asset           6,500,000        6,500     7,322,788                                    7,329,288

Warrants issued                                                      804,800                                      804,800

Bond issuance                                                        170,000                                      170,000

Common stock subscribed, not issued                                                              2,812,300      2,812,300

Common stock issued for compensation                                  74,980                                       74,980

Net loss                                                                         (1,419,170)                   (1,419,170)
                                        ---------      -------    ----------    -----------     ----------    -----------

MAY 31, 2008                            8,500,000      $ 8,500    $8,425,568    $(1,431,970)    $2,812,300    $ 9,814,398
                                        =========      =======    ==========    ===========     ==========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED MAY 31, 2008 AND 2007
--------------------------------------------------------------------------------

                                                                           2008                  2007
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                    $(1,419,170)          $   (12,460)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                             449                     5
     Common stock issued for services                                       74,980
     Common stock subscribed, not issued                                 2,812,300
     Commons stock issued for assets                                    (2,330,712)                   --
     Bond issuance                                                         170,000                    --
     Warrants issued                                                       804,800                    --
  Changes in operating assets and liabilities:
     Prepaid and other current assets                                     (123,843)               (2,432)
     Accounts payable                                                       73,739                  (340)
     Accrued expenses and other liabilities                                 15,947                 1,200
     Deposits                                                               (3,000)                   --
                                                                       -----------           -----------
          Net cash provided (used) in operating activities                  75,490               (14,027)
                                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchasing of equipment                                                   (7,493)                 (301)
  Note receivable affiliates                                              (717,076)                   --
                                                                       -----------           -----------
          Net cash (used in) provided by investing activities             (724,569)                 (301)
                                                                       -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received on bond payable                                            733,308                    --
  Advances from related party                                             (341,200)                   --
  Cash received on loans payable                                           255,205                    --
  Proceeds from sale of common stock                                            --                50,000
                                                                       -----------           -----------
          Net cash provided by financing activities                        647,313                50,000
                                                                       -----------           -----------

(DECREASE) INCREASE IN CASH                                                 (1,766)               35,672
CASH, BEGINNING OF YEAR                                                     40,672                 5,000
                                                                       -----------           -----------
CASH, END OF YEAR                                                      $    38,906           $    40,672
                                                                       ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                        $   245,643           $        --
                                                                       ===========           ===========
  Common stock issued for services                                     $    75,000           $        --
                                                                       ===========           ===========
  Value of warrants from convertible note payable                      $   804,800           $        --
                                                                       ===========           ===========
  Common stock subscribed, not issued                                  $ 2,812,300           $        --
                                                                       ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2008 AND 2007
--------------------------------------------------------------------------------

NOTE 1 - BACKGROUND

The consolidated financial statements of DoMark International, Inc. include the accounts of its majority owned subsidiary, SportsQuest of 79%.

DoMark International, Inc. ("DoMark" or "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales. The Company has abandoned it prior business of exotic furniture sales and is acquiring through acquisition and reverse merger operating entities that will bring value to the company.

SportsQuest, Inc. ("SportsQuest") is a majority, 79%, owned subsidiary of DoMark. The Sportsquest business was created to develop, own and manage high end sports events and their operating entities, as well as executing a growth strategy involving acquisition of diverse and effective sports marketing platforms. SportsQuest was incorporated in April 3, 1986 in Delaware under the name Bay Head Ventures, Inc. The Company has been managing the US Pro Golf Tour and anticipates it will continue to manage USPGT for the foreseeable future. SportsQuest trades on the Pink Sheets under "SPQS.PK". SportsQuest holds significant value in content media and is refocusing is business model.

On July 16, 2008, we closed an agreement with JAVACO, Inc, an Ohio corporation ("Javaco") whereby JAVACO became a wholly owned subsidiary of DoMark but is not a consolidated subsidiary as of May 31, 2008.

On July 24, 2008, we executed an asset purchase agreement with TotalMed Systems, Inc., a Florida corporation. However, TotalMed assets are not included in the financial statements of the Company at May 31, 2008. This agreement was subsequently rescinded and the stock was not issued.

On August 17, 2007,SportsQuest, Inc., a majority owned subsidiary of the Company, entered into a Stock Issuance, Assumption and Release Agreement (the "Assumption Agreement"), by and among SportsQuest, Inc. and Greens Worldwide Incorporated ("Greens") and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Greens Worldwide Investors").

The transactions contemplated by the Assumption Agreement include the following:

The issuance by Greens of 390,000 shares of its Series A Convertible Preferred Stock, par value 10.00 per share, to SportsQuest, Inc.; and;

The assumption by SportsQuest of 50% of Greens indebtedness to the Greens Worldwide Investors under a Securities Purchase Agreement, dated as of March 22, 2007, by and among Greens and the Greens Worldwide Investors (the "Greens Worldwide Agreement").

Greens is an unconsolidated subsidiary of SportsQuest, Inc.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. However, the Company has year end losses from operations and had minimal revenues from operations in 2007 and 2007. During the year ended May 31, 2008 and 2007 the Company incurred net loss of $1,659,170 and net income of $18,425, respectively and an accumulated loss of $2,011,874. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its majority owned subsidiary. The accompanying financial statements include only the active entity of DoMark International, Inc. and SportsQuest, Inc.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

The primary management estimates included in these financial statements are the impairment reserves applied to various long-lived assets, allowance for doubtful accounts for gateway access fees and licensing fees, and the fair value of its stock tendered in various non-monetary transactions.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current year presentations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At May 31, 2008 and 2007, cash and cash equivalents include cash on hand and cash in the bank.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

                                              Depreciation/
       Asset Category                      Amortization Period
       --------------                      -------------------
     Computer Equipment                          3 Years
     Office equipment                            5 Years

INCOME TAXES

Deferred income taxes are provided based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at May 31, 2008 and 2007, respectively.

NET LOSS PER SHARE

Basic earnings per share is computed in accordance with FASB No. 128 EARNINGS PER SHARE, by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of May 31, 2008 and 2007, there were no potential dilutive instruments that could result in share dilution.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, licensing receivable, prepaid expenses, other assets, and accounts payable, income tax payable, and other current liabilities carrying amounts approximate fair value due to their most maturities.

STOCK-BASED COMPENSATION

Financial Statement Position ("FSP") FAS No. 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS No. 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standard ("SFAS No.") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill and other intangible assets for impairment, in accordance with the provisions of SFAS No. 142. There was no impairment of goodwill or other intangible assets in Fiscal 2008

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated a review of impairment of long lived assets.

CONCENTRATION OF CREDIT RISK

The Company maintains its operating cash balances in banks in Oviedo Florida. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from small business customers in numerous geographical locations throughout the United States.

The Company estimates and provides an allowance for uncollectible accounts receivable.

REVENUE RECOGNITION

Revenue includes sponsorship and media sales. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statement" which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

RECENT ACCOUNTING PRONOUNCEMENTS

DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES

In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

DETERMINING WHETHER AN INSTRUMENT (OR AN EMBEDDED FEATURE) IS INDEXED TO AN ENTITY'S OWN STOCK

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS

In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position on Financial Accounting Standard ("FSP FAS") No. 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133", (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company's consolidated financial statements.

DELAY IN EFFECTIVE DATE

In February 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the PURCHASE METHOD) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

     a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
     b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
     c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The does not expect the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115" (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

ACCOUNTING CHANGES AND ERROR CORRECTIONS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, net at May 31, consist of the following:

                                   Years           2008              2007
                                   -----           ----              ----
Computer Equipment                   3           $ 8,402           $   301

Total property and equipment                       8,402               296
                                                 -------           -------
Less: accumulated depreciation                    (1,060)               (5)
                                                 -------           -------
                                                 $ 7,340           $   296
                                                 =======           =======

The depreciation expense for the years ended May 31, 2008 and 2007 was $449 and $5, respectively.

The Company occupies premises under month to month rental arrangements

Total rental payments under the lease agreement totaled $12,000 and $24,000 for the years ended in May 31, 2008 and 2007, respectively.

NOTE 5 - INTANGIBLE ASSETS

Property and equipment, net at May 31, consist of the following:

                                   Years           2008              2007
                                   -----           ----              ----
Media content                        3         $10,000,000        $     --

Total intangible assets                         10,000,000              --
                                               -----------        --------
Less: accumulated amortization                          --              --
                                               -----------        --------
                                               $10,000,000        $     --
                                               ===========        ========

The Company has not amortized these assets as they were purchased late in the year and have not been placed in services as of May 31, 2008.

NOTE 6 - NOTE PAYABLE

Notes payable comprise the following:

* On February 26, 2008, SportsQuest, Inc. entered into a Securities Purchase Agreement (the "Purchase Agreement"), by and among SportsQuest, Inc. ("Parent"), and SportsQuest Management Group, Inc. (the "Subsidiary"). The Parent SportsQuest, Inc., and Subsidiary, SQ Mgt Group are collectively referred to as the "Company" and the secured party's signatory and their respective endorsees, transferees and assigns are collectively the "Secured Party". The transactions contemplated by the Purchase Agreement resulted in a funding of a total of $250,000 into the Company.

     The Callable Secured Convertible Notes issued for the $250,000 resulted in a beneficial conversion factor that was valued at $170,000 on the date of issuance which was accounted for as additional paid in capital and the value of this beneficial conversion factor will be amortized over the conversion or when a note is converted during the period available for conversion.

     The Purchase Agreement provided that the Parent shall issue to the Secured Party certain of SportsQuest 8% Callable Secured Convertible Notes, due three years from the date of issue, which are convertible into shares of SportsQuest Common Stock, par value $0.0001 per share and the Parent shall issue the Secured Party certain Common Stock purchase warrants.

     AJW Master Fund or its registered assigns, is entitled to purchase from SportsQuest 2,000,000 fully paid and non-assessable shares of the Company's Common Stock, par value $0.0001 per share, at an exercise price per share equal to $0.003.

     AJW Partners, LLC or its registered assigns, is entitled to purchase from SportsQuest 2,000,000 fully paid and non-assessable shares of the Company's Common Stock, par value $0.0001 per share, at an exercise price per share equal to $0.003.

     New Millennium Capital Partners II, LLC or its registered assigns, is entitled to purchase from the Company SportsQuest, Inc. 6,000,000 fully paid and non-assessable shares of Common Stock, par value $0.0001 per share, at an exercise price per share equal to $0.003.

* On August 16, 2007, SportsQuest, Inc. entered into a Securities Purchase Agreement (the "Purchase Agreement"), by and among the Company and AJW Partners, LLC, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC (collectively, the "Air Brook Investors"). The transactions contemplated by the Purchase Agreement will result in a funding of a total of $1,500,000 into the Company.

     The Purchase Agreement provided for the sale by SportsQuest to the SportsQuest Investors of callable secured convertible notes with an aggregate face amount of $1,500,000, plus interest (the "Facility Notes"). The Air Brook Investors purchased from the Company at closing Facility Notes with an aggregate face amount of $500,000 and are required to purchase additional Facility Notes with an aggregate face amount of $500,000 from the Company upon each of (i) the filing of the registration statement required by the Registration Rights Agreement and (iii) the declaration of effectiveness of such registration statement by the Securities and Exchange Commission. The Facility Notes accrue interest at a rate of 8% per year, require quarterly interest payments in certain circumstances related to the market price of the Company's common stock, and are due and payable on August 16, 2010 (the "Maturity Date"). The Company is not required to make any principal payments until the Maturity Date, but it has the option to prepay the amounts due under the Facility Notes in whole or in part at any time, subject to the payment of varying prepayment penalties depending on the time of such prepayment, as set forth in the Facility Notes. The Facility Notes are convertible into common stock of the Company at a discount to the then current fair market value of the Company's common stock, as set forth in the Facility Notes.

     In addition, the Purchase Agreement provided for the issuance by SportsQuest to the SportsQuest Investors of warrants to purchase 10,000,000 shares of SportsQuest common stock (the "Warrants"). Each Warrant permits its holder to acquire shares of SportsQuest common stock at an exercise price of $0.25 per share at any time through August 16, 2014.

     SportsQuest allocated the proceeds received between the Facility Notes issued and the warrant based on the relative fair values at the time of issuance in accordance with APB Opinion 14, ACCOUNTING FOR CONVERTIBLE DEBT

     AND DEBT ISSUED WITH STOCK PURCHASE WARRANTS. The Company then further allocated the proceeds received to the beneficial conversion feature in accordance with EITF Issue No. 98-5, ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, and the guidance in EITF Issue No. 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. The fair value of the warrant was estimated on the date of issuance using the Black-Scholes valuation model and the assumptions described in the table below:

     Fair value of underlying stock at date of issuance                $   0.51
     Exercise price                                                    $   0.25
     Expected life                                                      7 years
     Expected dividend yield                                                 0%
     Risk-free interest rate                                              4.39%
     Volatility                                                          62.08%

     As of a result of the above allocations, the Company recorded discounts of $833,333 related to the $1,000,000 worth of Facility Notes issued during 2007. These discounts have been reflected as additional paid in capital in the accompany statement of stockholders' equity. During 2007, the Company recorded approximately $496,193 of interest expense related to the amortization of the discounts.

     As a condition to entering into the Purchase Agreement, SportsQuest and the SportsQuest Investors entered into a Registration Rights Agreement, dated as of August 16, 2007. As set forth in the Registration Rights Agreement, SportsQuest has agreed to file a registration statement with the Securities and Exchange Commission, within 30 days, to cover the resale by the SportsQuest Investors of the shares of SportsQuest common stock into which the Facility Notes are convertible. The Company has further agreed to use its best efforts to have such registration statement declared effective and to keep such registration statement effective until the earlier of (i) the date on which all of the securities covered by the registration statement have been sold and (ii) the date on which such securities may be immediately sold to the public without registration or restriction. The Company has also granted piggyback registration rights to the SportsQuest Investors, to the extent that it files a registration statement for its own account, for the same period.

* On August 16, 2007, SportsQuest loaned $500,000 to Lextra Management Group, Inc. ("Lextra"), as set forth in a callable secured note (the "Lextra Note") containing terms substantially similar to the Facility Notes. The Lextra Note, however, does not contain any provision for the outstanding amount due under it to be converted into Lextra's stock. This note was satisfied during the period through the Asset Purchase Agreement referred to in note 9.

* On August 17, 2007, SportsQuest entered into a Stock Issuance, Assumption and Release Agreement (the "Assumption Agreement"), by and among the Company and Greens Worldwide Incorporated ("Greens Worldwide") and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Greens Worldwide Investors"). The transactions contemplated by the Assumption Agreement include the following:

* The issuance by Greens Worldwide of 390,000 shares of its Series A Convertible Preferred Stock, par value $10.00 per share (the "Series A Preferred Stock"), to SportsQuest; and

* The assumption by SportsQuest of 50% of Greens Worldwide's indebtedness to the Greens Worldwide Investors under a Securities Purchase Agreement, dated as of March 22, 2007, by and among Greens Worldwide and the Greens Worldwide Investors (the "Greens Worldwide Agreement").

     Under the terms of the Assumption Agreement, the Greens Worldwide Investors will release Greens Worldwide from its obligations under the notes described above. In consideration for such release, SportsQuest will issue to the SportsQuest Investors (who are the successors to the Greens Worldwide Investors) callable secured convertible notes with an aggregate face amount of $3,903,750, including interest (collectively, the "Assumption Notes"), and Greens Worldwide will issue to the SportsQuest Investors callable secured convertible notes with an aggregate face amount of $3,903,750, including interest. The Assumption Notes have the same terms and conditions as the notes described above, except that the Assumption Notes are convertible into SportsQuest common stock.

     SportsQuest has elected to account for the investment at cost since Greens Worldwide does not have common shares for SportsQuest to convert its preferred and it is unlikely that Greens Worldwide will have common shares in the short term. In the event that Greens Worldwide has sufficient common shares available for conversion, and SportsQuest was to exercise its conversion rights, SportsQuest would not own more than 50% of the voting common shares of Greens Worldwide.

* On September 25, 2007, SportsQuest entered into an Exchange Agreement that stipulated that the Company shall pay ZCE the sum of $150,000 in cash at the closing (the "Closing Cash Payment"). Under the Bring Down and Amendment, the parties acknowledged that the Closing Cash Payment was intended to be used to pay off certain debts of ZCE (the Debt"). Pursuant to the Bring Down and Amendment, the parties agreed that the Closing Cash Payment would be paid to ZCE at closing. Instead, the parties amended the cash payment and SportsQuest agreed to service the Debt after closing according to the then current monthly schedule and pursuant to the terms of the Bring Down and Amendment. SportsQuest agreed in the Bring Down and Amendment to pay off the Debt in full on the closing of the sale of callable secured convertible notes in the aggregate principal amount of $500,000 to AJW Master Fund, Ltd., AJW Partners, LLC (collectively, "NIR") pursuant to the Securities Purchase Agreement, dated August 16, 2007, among the Company and NIR, which closing shall occur within five business days after the declaration of the effectiveness of the Form SB-2 registration Statement filed by the Company with the Securities and Exchange Commission on September 14, 2007.

NOTE 7 - STOCKHOLDER'S EQUITY

During the year ended May 31, 2008 and 2007:

                              Stock issued                       Stock issued
                                for Cash       Cash Received      for Assets
                                --------       -------------      ----------
Year Ended May 31, 2007         1,000,000         $50,000                 --

Year Ended May 31, 2008                --              --          6,500,000

During the year ended May 31, 2007 the Company issued 1,000,000 shares of its common stock for $50,000. The shares were issued to third parties in a private placement of the Company's common stock.

The Company has issued shares of its common stock as consideration for the fair value of the assets delivered. During the year ended May 31, 2008, the Company issued 6,500,000 shares of common stock.

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended May 31, 2008 and 2007 consist of the following:


                                                   2008                2007
                                                 ---------           ---------
Current:
  Federal                                        $(564,264)          $  (6,264)
  State                                                 --                  --
                                                 ---------           ---------
                                                  (564,264)             (6,264)
Deferred:
  Federal                                          564,264               6,264
  State                                                 --                  --
                                                 ---------           ---------
                                                   564,264               6,264
Benefit from the operating loss carryforward            --                  --
                                                 ---------           ---------

(Benefit) provision for income taxes, net        $      --           $      --
                                                 =========           =========

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

                                                            May 31,
                                                  --------------------------
                                                   2008                2007
                                                  ------              ------
Statutory federal income tax rate                   34.0%               34.0%
State income taxes and other                         0.0%                0.0%
                                                  ------              ------

Effective tax rate                                    34%                 34%
                                                  ======              ======

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

                                                            May 31,
                                                 ------------------------------
                                                     2008               2007
                                                 -----------        -----------
Net operating loss carryforward                  $ 1,431,970        $    12,800
                                                  (1,431,970)           (12,800)
                                                 -----------        -----------

Deferred income tax asset                        $        --        $        --
                                                 ===========        ===========

The Company has a net operating loss carryforward of approximately $1,431,970 available to offset future taxable income through 2028.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

ZCE, INC.

On September 27, 2007, the Company completed an Exchange Agreement entered into on August 20, 2007 with Zaring-Cioffi Entertainment, LLC, a California limited liability company ("Zaring-Cioffi"), ZCE, Inc., a California corporation ("ZCE"), and Q-C Entertainment, LLC, a Washington limited liability company ("Q-C"). Pursuant to a Bring Down Agreement and Amendment (the "Bring Down and Amendment"), dated September 25, 2007, among the Company, Zaring/Cioffi Entertainment, Inc., Zce, David Quin ("Quin") and Jeff Merriman Cohen ("Cohen"), Quin and Cohen, the sole members of Q-C, assumed the rights, obligations and liabilities of Q-C under the Exchange Agreement, as amended by the Bring Down and Amendment. Under the terms of the Exchange Agreement, as amended by the Bring Down and Amendment, the Company purchased 100% of the issued and outstanding shares of Zaring-Cioffi from its shareholders, ZCE, Quin and Cohen, in exchange for the issuance of 409,836 shares of restricted common stock of the Company to ZCE and 409,836 shares of restricted common stock of the Company to Cohen and Quin, which stock in the aggregate was valued at $500,000. In addition, the Company issued warrants (the "Warrants") to purchase an aggregate 400,000 shares of restricted common stock of the Company to the shareholders of Zaring-Cioffi according to the following Schedule:

50,000 shares to each of ZCE and Quin Cohen at a strike price of $0.50 per share expiring December 31, 2007; 50,000 shares to each ZCE and Quin and Cohen at a strike price of $1.00 per share expiring December 31, 2008; and 100,000 shares to each of ZCE and Quin and Cohen at a strike price of $1.50 per share expiring December 31, 2009.

Furthermore, Quin and Cohen received, at no cost, a Bronze Level sponsorship position (or its equivalent) at all Zaring-Cioffi events through 2009.

Under the Bring Down and Amendment, the Company, Zaring-Cioffi, ZCE, Cohen and Quin also made the representations and warranties set forth in the Exchange Agreement as of closing and agreed that the representations and warranties would not survive the closing.

This matter is presently in litigation and the Company has been assured by its counsel that it will prevail in this matter.

NOTE 10 - NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The company considers the outstanding warrants granted for diluted earnings per share for the year ended May 31, 2008 and 2007 respectively because the effect of their inclusion would be anti-dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

On February 15, 2008, SportsQuest issued 500,000 of its common shares to a Company Director as compensation for a value of $75,000, or $.15 per share.

The 2007, Air Brook Limousine notified us that it had experienced extraordinary increases in the cost of performing the agreements and advised us of its intent to cancel the contracts. As part of a settlement of issues, we entered into an Agreement and Plan of Reorganization dated March 8, 2007, pursuant to which, among other things, we agreed that A.B. Park & Fly would be merged with and into a wholly-owned subsidiary of Air Brook Limousine, wherein the separate existence of A.B. Park & Fly would cease. In consideration for the preceding, Air Brook Limousine agreed to deliver to us 150,000 shares of our common stock, which we canceled as outstanding shares. This merger was completed on March 15, 2007.

On August 16, 2007, Lextra Management Group, Inc., an event management company, acquired 51.16% of our issued and outstanding common stock pursuant to an Agreement dated June 26, 2007 by and among Lextra, our company and certain of our principal stockholders. Pursuant to the terms of this agreement, at the closing, Lextra acquired (a) 1,165,397 shares representing 51.16% of the issued and outstanding shares of our common stock from the selling stockholders for an aggregate purchase price of $116,500 and (b) an outstanding accounts receivable due to Air Brook Limousine by us in the amount of $340,000. At the closing, Air Brook Limousine cancelled the agreement dated August 10, 1993 under which Air Brook Limousine stipulated that it would fund our operations for as long as Air Brook Limousine deemed necessary and as long as it was financially able.

The Company has chosen to account for the acquisition of its wholly owned subsidiary, ZCE, Inc., as an unconsolidated investment in the subsidiary as the Exchange Agreement and Bring Down and Amendment agreement is in question and may be settled or rescinded once the Company determines which course of action is in the best interest of the Company and its shareholders during litigation. Effective January 1, 2008, the Company entered into a consulting agreement with Rick Altmann, one of the Company's directors. The agreement is for a term of five years. As compensation for services, he will receive a monthly fee of $6000, payable on the first and 15th of each month for 2008, $7000 per month for 2009, and $8000 per month for 2010 and thereafter. The Company may pay up to a mutually agreeable amount of fees in common stock of the Company. The Consultant is responsible for all expenses that may be incurred in performing the consulting services, including, but not limited to, travel, third party expenses, and copying and mailing expenses unless otherwise pre-approved by the Company. Mr. Altmann also received 500,000 shares of Common stock as compensation for serving as a Director.

On January 8, 2008, the Company executed an Executive Employment Agreement with its President and Chief Executive Officer for a term of five years. The agreement provides for an annual base salary of $240,000, payable in accordance with the Company's generally applicable payroll practices and policies, but not less frequently than twice per month in arrears. Annual base salary will increase 10% per year automatically.

The Executive is also eligible to receive a bonus from the Company, and to participate in any of the Company's bonus plan(s) that may be adopted for the benefit of executives of the Company. The award of any discretionary bonus under this section shall be determined by the Board of Directors of the Company.

The Executive is also entitled to receive such stock options as may be granted to other executives of the Company as adopted by the Board of Directors. As a signing bonus, the Company agreed to issue 100,000 shares of Series A Convertible Preferred shares, convertible at the rate of one share of preferred for each 500 shares of common stock of the Company, with voting rights as if converted.

The Executive has been serving SportsQuest since August 17, 2007 through May 31, 2008. The Company has accrued the sum of $150,000 for the period and agrees to pay the accrued amount upon receiving funding in an amount sufficient to pay the accrual.

The Executive and Executive's dependants are eligible for medical health insurance and Executive will receive five weeks of paid vacation after one year of service, seven sick days, six personal days, and six major holidays per year as well as any other benefits that are available generally to other executives of the Company.

The Company shall pay or reimburse Executive for all reasonable expenses incurred or paid by the Executive in the performance of Executive's duties.

On August 16, 2007, 6,800,000 shares were issued for a value of $340,000 in exchange for release from debt to the Company's affiliate.

As of October 31, 2007, there was a balance due to Zaring Cioffi Entertainment of $150,000. Pursuant to the Bring Down and Amendment, the Company would service the debt of ZCE on a monthly basis until the registration statement was declared effective by the SEC and the Company had received its third tranche of funding in the amount of $500,000 under the callable notes dated August 17, 2007. In addition, the Company has the right of offset for the sum of $20,000 already advanced to ZCE on August 30, 2007, before the closing.

NOTE 12 - STOCK BASED COMPENSATION

The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees.

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

Financial Statement Position ("FSP") FAS No. 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS No. 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

There were no options granted in the year ended May 31, 2008 and 2007 and all options previously granted have been fully vested and therefore there is no pro forma effect for the year then ended. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING GOODS OR SERVICES. Under SFAS No. 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

On July 16, 2008, we executed an agreement with JAVACO, Inc, an Ohio corporation ("Javaco") whereby pursuant to the terms and conditions of that Agreement we completed the purchase of all the issued and outstanding shares of Javaco. Judith Vazquez is the sister-in-law of R. Thomas Kidd, our Chief Executive Officer. The Closing of the transaction occurred on July 18, 2008.

As consideration for all the issued and outstanding shares of Javaco, we issued the shareholders of Javaco, seven hundred and fifty thousand shares of our common stock, and common stock purchase warrants as follows: 20,000 common stock purchase warrants at an exercise price of $3.00 per share, expiring on December 31, 2008; 20,000 common stock purchase warrants at an exercise price of $4.00. JAVACO is a wholly owned subsidiary of DoMark but is not a consolidated subsidiary as of May 31, 2008.

On July 24, 2008, we executed an asset purchase agreement (the "Agreement") with TOTALMED SYSTEMS, INC., a Florida corporation ("TotalMed"), whereby pursuant to the terms and conditions of that Agreement, we completed the purchase of certain assets. The Closing of the transaction occurred on August 6, 2008 (the "Closing"). This agreement was subsequently rescinded and the stock was not issued

As consideration for the certain assets of TotalMed, we agreed to pay TotalMed issued and outstanding shares of our common stock that will have the aggregate value of six million Dollars ($6,000,000), determined by dividing the average closing price for the 5 days prior to the Closing ($2.34), which sum may be reduced based on contingencies described in the Agreement.

On May 20, 2008, DoMark Exotic Furnishings, Inc. (OTCBB DMXF) acquired 100,000 preferred shares held by our President and CEO, in exchange for 6.5 million of DMXF common shares. This transaction represented a change in control of the Company; however effective control of the Company's subsidiary SportsQuest is unchanged due to a beneficial interest in SportsQuest via DoMark. DoMark changed its name to DoMark International, Inc. and now trades on the OTC Bulletin Board under the stock symbol DOMK.

NOTE 13 - SUBSEQUENT EVENTS

On August 23, 2008, SportsQuest entered into an Investment Agreement (the "Investment Agreement") with Dutchess Private Equities Fund, Ltd., a Cayman Islands exempted company ("Dutchess"). The Investment Agreement provides for the Company's right, subject to certain conditions, to require Dutchess to purchase up to $50,000,000 of SportsQuest common stock at a seven percent discount to market over the 36 month period following a registration statement covering such common stock being declared effective by the Securities and Exchange Commission.

As a condition to entering into the Investment Agreement, SportsQuest and Dutchess entered into a Registration Rights Agreement, dated as of August 23, 2007 (the "Registration Rights Agreement"). As set forth in the Registration Rights Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission within 45 days after the date of the Registration Rights Agreement to cover the resale by Dutchess of the shares of the Company's common stock issued pursuant to the Investment Agreement. SportsQuest has agreed to initially register for resale 10,000,000 shares of its common stock which would be issuable on the date preceding the filing of the registration statement based on the closing bid price of SportsQuest common stock on such date and the amount reasonably calculated that represents common stock issuable to other parties as set forth in the Investment Agreement except to the extent that the Securities and Exchange Commission requires the share amount to be reduced as a condition of effectiveness. SportsQuest has further agreed to use all commercially reasonable efforts to cause the registration statement to be declared effective by the Securities and Exchange Commission within 120 days after the date of the Registration Rights Agreement and to keep such registration statement effective until the earlier to occur of the date on which (a) Dutchess shall have sold all of the shares of common stock issued or issuable pursuant to the Investment Agreement; or (b) Dutchess has no right to acquire any additional shares of common stock under the Investment Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 On September 8, 2008, Kramer Wiseman and Associates, LLP ("KWA") was appointed as the independent auditor for DoMark International, Inc. (the "Company") commencing with the year ending May 31, 2008, and Chang G. Park, CPA, Ph.D. ("Chang") were dismissed as the independent auditors for the Company as of September 8, 2008. The decision to change auditors was approved by the Board of Directors on September 8, 2008.

The report of Chang on the financial statements for either of the one most recent completed fiscal years did not contain any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for the following:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the accumulation of losses and shortage of capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

During the Company's one most recent interim quarter February 28, 2008, November 30, 2007, August 31, 2007, and annual report May 31, 2007, and three prior interim quarters August 31, 2006, November 30, 2006, and February 29, 2007, there were no disagreements with Chang on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Chang, would have caused it to make reference to the subject matter of the disagreements in connection with its report with respect to the financial statements of the Company.

During the Company's one most recent interim quarter February 28, 2008, November 30, 2007, August 31, 2007, and annual report May 31, 2007, and three prior interim quarters August 31, 2006, November 30, 2006, and February 29, 2007, there were no "reportable events" as such term is described in Item 304(a)(1)(v) of Regulation S-B under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the Company.

During the Company's one most recent interim quarter February 28, 2008, November 30, 2007, August 31, 2007, and annual report May 31, 2007, and three prior interim quarters August 31, 2006, November 30, 2006, and February 29, 2007, the Company did not consult with KWA with respect to the Company regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B under the Exchange Act and the related instructions to Item 304 of Regulation S-B) or a "reportable event" (as such term is described in Item 304(a)(1)(v) of Regulation S-B), or (iii) any of the matters or events set forth in Item 304(a)(2)(i) and
(ii) of Regulation S-B.

The Company has furnished a copy of this Report to Chang and requested them to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company herein in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. The letter from Chang will be submitted when received with an amended filing.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended May 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICER

Mr. R. Thomas Kidd as of May 2008 accepted the position of Chief Executive Officer and Director of the Company. Information representing Mr. Kidd

R. Thomas Kidd         61      Chairman, President, Chief Executive Officer,
                               and Chief Financial Officer

Richard Altmann        58      Director

Scott Sieck            49      Director

The Chief Executive Officer of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the sole officer and director of the Company is as follows:

R. Thomas Kidd, Chief Executive Officer, of DoMark

Since August, 2007, R. Thomas Kidd is the President and Chief Executive Officer of SportsQuest, Inc., a Delaware corporation that creates, develops, owns and manages high end sports events and related operating entities. From January 2007 until August 2007, Mr. Kidd was the Chief Executive Officer of Lextra Management Group, Inc., whose assets were acquired by SportsQuest, Inc. Prior thereto from July 2005 through November 2006 he served as the Chief Executive Officer and Director of Greens Worldwide Incorporated, a publicly held company, and its subsidiary U.S. Golf Tour, primarily involved in the development of a new golf organization and sports enterprise. Prior thereto, from April 1999 through October 2004, Mr. Kidd served as Chief Executive Officer and President of ASGA, Inc., and the American Senior Golf Association. For approximately the past thirty (30) years, Mr. Kidd has been engaged in various capacities in developing sports organizations including, among others, two (2) national professional golf tours and one (1) senior golf tour.

RICHARD ALTMANN, DIRECTOR

Rick Altmann has served as a member of the Board of Directors of SportsQuest, Inc. since September 14, 2007. Mr. Altmann has served as the President of American Lawn keepers since 1996.

SCOTT SIECK, DIRECTOR

MR. SCOTT SIECK has been a Director of our company since inception. From 2000 to present, Mr. Sieck has been self employed as a day trader, managing his own investment portfolio. Mr. Sieck is a graduate of Penn State University with a BA in Labor Relations and graduate studies at John Hopkins University (Master's of Administrative Sciences)

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM 11. EXECUTIVE COMPENSATION

                         2008 SUMMARY COMPENSATION TABLE

                                                                                       Change in
                                                                                        Pension
                                                                                       Value and
                                                                         Non-Equity   Nonqualified
                                                                         Incentive     Deferred       All
 Name and                                                                  Plan         Compen-      Other
 Principal                                         Stock       Option     Compen-       sation       Compen-
 Position             Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)  Totals($)
 --------             ----   ---------  --------   ---------   ---------  ---------    -----------   ---------  ---------
R. Thomas Kidd       2008      --        --          --          --         --            --           --         --
Chief Executive      2007      --        --          --          --         --            --           --         --
Officer

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered from May 20, 2008 through May 31, 2008. Currently, R. Thomas Kidd is the Chairman, Chief Executive Officer, President and Principle Financial Officer.

             2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                  Option Awards                                                     Stock Awards
           -----------------------------------------------------------------  ---------------------------------------------------
                                                                                                                        Equity
                                                                                                         Equity        Incentive
                                            Equity                                                      Incentive     Plan Awards:
                                          Incentive                                                   Plan Awards:     Market or
                                         Plan Awards:                                      Market      Number of     Payout Value
           Number of       Number of      Number of                           Number of   Value of      Unearned      of Unearned
           Securities      Securities     Securities                          Shares or   Shares or   Shares, Units  Shares, Units
           Underlying      Underlying     Underlying                          Units of    Units of      or Other       or Other
           Unexercised    Unexercised    Unexercised   Option     Option     Stock That  Stock That   Rights That    Rights That
           Options(#)      Options(#)      Unearned   Exercise   Expiration   Have Not    Have Not      Have Not       Have Not
          Exercisable    Unexercisable    Options(#)  Price($)     Date       Vested(#)  Vested($)     Vested(#)       Vested(#)
          -----------    -------------    ----------  --------     ----       ---------  ---------     ---------       ---------
R.Thomas
Kidd          --              --             --            --        --            --         --            --              --

                  2008 OPTION EXERCISES AND STOCK VESTED TABLE

                           2008 PENSION BENEFITS TABLE

                                             Number of          Present
                                               Years           Value of            Payments
                               Plan          Credited         Accumulated         During Last
Name                           Name          Service(#)        Benefit($)        Fiscal Year($)
----                           ----          ----------        ----------        --------------
R.Thomas Kidd                   --               --                --                  --
Chief Executive Officer

                  2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

                              Eecutive          Registrant         Aggregate                              Aggregate
                            Contributions      Contributions        Earnings            Aggregate         Balance at
                               in Last           in  Last           in  Last           Withdrawals/       Last Fiscal
     Name                   Fiscal Year($)     Fiscal Year($)     Fiscal Year($)     Distributions($)     Year-end($)
     ----                   --------------     --------------     --------------     ----------------     -----------
R.Thomas Kidd                    --                  --                 --                  --                 --
Chief Executive Officer

                        2008 DIRECTOR COMPENSATION TABLE

                                                                               Change in
                                                                                Pension
                                                                               Value and
                            Fees                              Non-Equity      Nonqualified
                           Earned                             Incentive         Deferred
                          Paid in      Stock      Option        Plan          Compensation      All Other
    Name                  Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----                  -------     ---------  ---------  ---------------    -----------    ---------------   --------
R. Thomas Kidd               --          --          --           --                --               --            --
Chief Executive Officer

                        2008 ALL OTHER COMPENSATION TABLE

                         Prequisites                                       Company                          Change
                          and Other                                     Contributions        Severance     in Control
                          Personal         Tax             Insurance    to Retirement        Payments/     Payments/
     Name        Year    Benefits($)  Reimbursements($)   Premiums($)  and 401(k) Plans($)   Accruals($)   Accruals($)   Total($)
     ----        ----    -----------  -----------------   -----------  -------------------   -----------   -----------   --------
R.Thomas Kidd    2008       --               --               --              --                 --            --          --
Chief Executive  2007       --               --               --              --                 --            --          --
Officer

                             2008 PERQUISITES TABLE

                                                                                                   Total
                                                                                                 Perquisites
                                       Personal Use     Financial                                 and Other
                                        of Company      Planning                  Executive       Personal
     Name                    Year      Car/parking     Legal Fees    Club Dues    Relocation      Benefits
     ----                    ----      -----------     ----------    ---------    ----------      --------
R.Thomas Kidd                2008          --              --            --          --              --
Chief Executive Officer      2007          --              --            --          --              --

       2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

                                               Before         After Change
                                              Change in        Change in
                                               Control          Control
                                             Termination      Termination
                                              w/o Cause        w/o Cause
                                               or for           or for        Voluntary                            Change in
     Name                      Benefit       Good Reason      Good Reason    Termination     Death   Disability     Control
     ----                      -------       -----------      -----------    -----------     -----   ----------     -------
R. Thomas Kidd               Basic salary        --               --             --            --         --           --
Chief Executive Officer

COMPENSATION OF DIRECTORS

Mr. Kidd is also a member of the board of directors of the Company and is not compensated for those services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the common stock as of May 31, 2008 by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 8,500,000 shares beneficially owned as of May 31, 2008. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person; 1809 East Broadway # 125, Oviedo, FL 32795.

    Name and Address                      Shares Owned (1)         Common Stock
    ----------------                      ----------------         ------------
R. Thomas Kidd & Joan Kidd                  6.5 million               76.47%
1809 East Broadway # 125
Oviedo, Fl  32795

Richard Altmann                               0                           0%
1809 East Broadway # 125
Oviedo, Fl  32795

Scott and Maureen Doyle Sieck               1.0 million               11.76%
1624 Tioga Trail
Winter Park, Fl  32789

All such directors
 as a group (3 persons)                     7.5 million               88.23%

CHANGES IN CONTROL

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

GENERAL

Our authorized capital stock consists of 75,000,000 shares of common stock, par value $ .001.

COMMON STOCK

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

DIVIDEND POLICY

We have never declared any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

OPTIONS AND WARRANTS

As of May 31, 2008 there were no options or warrants outstanding to acquire shares of the Company's common stock.

CONVERTIBLE SECURITIES

At May 31, 2008 we have no convertible securities, except those convertible securities as disclosed outstanding with SportsQuest, Inc.

AMENDMENT OF OUR BYLAWS

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDPENDENCE

March 2007, Air Brook Limousine notified us that it had experienced extraordinary increases in the cost of performing the agreements and advised us of its intent to cancel the contracts. As part of a settlement of issues, we entered into an Agreement and Plan of Reorganization dated March 8, 2007, pursuant to which, among other things, we agreed that A.B. Park & Fly would be merged with and into a wholly-owned subsidiary of Air Brook Limousine, wherein the separate existence of A.B. Park & Fly would cease. In consideration for the preceding, Air Brook Limousine agreed to deliver to us 150,000 shares of our common stock, which we canceled as outstanding shares. This merger was completed on March 15, 2007.

On February 15, 2008, SportsQuest issued 500,000 of its common shares to a SportsQuest Director as compensation for a value of $75,000, or $.15 per share.

On August 16, 2007, Lextra Management Group, Inc., an event management company, acquired 51.16% of our issued and outstanding common stock pursuant to an Agreement dated June 26, 2007 by and among Lextra, our company and certain of our principal stockholders. Pursuant to the terms of this agreement, at the closing, Lextra acquired (a) 1,165,397 shares representing 51.16% of the issued and outstanding shares of our common stock from the selling stockholders for an aggregate purchase price of $116,500 and (b) an outstanding accounts receivable due to Air Brook Limousine by us in the amount of $340,000. At the closing, Air Brook Limousine cancelled the agreement dated August 10, 1993 under which Air Brook Limousine stipulated that it would fund our operations for as long as Air Brook Limousine deemed necessary and as long as it was financially able.

SportsQuest has chosen to account for the acquisition of its wholly owned subsidiary, ZCE, Inc., as an unconsolidated investment in the subsidiary as the Exchange Agreement and Bring Down and Amendment agreement is in question and may be settled or rescinded once the Company determines which course of action is in the best interest of the Company and its shareholders during litigation. Effective January 1, 2008, SportsQuest entered into a consulting agreement with Rick Altmann, one of the Company's directors. The agreement is for a term of five years. As compensation for services, he will receive a monthly fee of $6000, payable on the first and 15th of each month for 2008, $7000 per month for 2009, and $8000 per month for 2010 and thereafter. The Company may pay up to a mutually agreeable amount of fees in common stock of the Company. The Consultant is responsible for all expenses that may be incurred in performing the consulting services, including, but not limited to, travel, third party expenses, and copying and mailing expenses unless otherwise pre-approved by the Company. Mr. Altmann also received 500,000 shares of Common stock as compensation for serving as a Director.

On January 8, 2008, SportsQuest executed an Executive Employment Agreement with its President and Chief Executive Officer for a term of five years. The agreement provides for an annual base salary of $240,000, payable in accordance with the Company's generally applicable payroll practices and policies, but not less frequently than twice per month in arrears. Annual base salary will increase 10% per year automatically.

The Executive is also eligible to receive a bonus from the Company, and to participate in any of the Company's bonus plan(s) that may be adopted for the benefit of executives of the Company. The award of any discretionary bonus under this section shall be determined by the Board of Directors of the Company.

The Executive is also entitled to receive such stock options as may be granted to other executives of the Company as adopted by the Board of Directors. As a signing bonus, SportsQuest agreed to issue 100,000 shares of Series A Convertible Preferred shares, convertible at the rate of one share of preferred for each 500 shares of common stock of the Company, with voting rights as if converted.

The Executive has been serving SportsQuest since August 17, 2007 through May 31, 2008. SportsQuest has accrued the sum of $150,000 for the period and agrees to pay the accrued amount upon receiving funding in an amount sufficient to pay the accrual.

The Executive and Executive's dependants are eligible for medical health insurance and Executive will receive five weeks of paid vacation after one year of service, seven sick days, six personal days, and six major holidays per year as well as any other benefits that are available generally to other executives of the Company.

SportsQuest shall pay or reimburse Executive for all reasonable expenses incurred or paid by the Executive in the performance of Executive's duties.

On August 16, 2007, 6,800,000 shares were issued for a value of $340,000 in exchange for release from debt to the Company's affiliate.

As of October 31, 2007, there was a balance due to Zaring Cioffi Entertainment of $150,000. Pursuant to the Bring Down and Amendment, SportsQuest would service the debt of ZCE on a monthly basis until the registration statement was declared effective by the SEC and SportsQuest had received its third tranche of funding in the amount of $500,000 under the callable notes dated August 17, 2007. In addition, SportsQuest has the right of offset for the sum of $20,000 already advanced to ZCE on August 30, 2007, before the closing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed by Kramer Weisman and Associates LLP for professional services rendered for the audit of the Company's annual financial statements for fiscal years ended May 31, 2008 approximated $7,500 and $0.00 respectively. The aggregate fees billed by Kramer Weisman and Associates LLP for the review of the financial statements included in the Company's Forms 10-Q for fiscal year 2008 approximated $0 per year.

AUDIT-RELATED FEES. The aggregate fees billed by Kramer Weisman and Associates LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended May 31, 2008 and 2007, and that are not disclosed in the paragraph captioned "Audit Fees" above, were $7,500 and $0, respectively.

TAX FEES. The aggregate fees billed by Kramer Weisman and Associates LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended May 31, 2008 and 2007 were $0.

ALL OTHER FEES. The aggregate fees billed by Kramer Weisman and Associates LLP for products and services, other than the services described in the paragraphs "Audit Fees," "Audit-Related Fees," and "Tax Fees" above for the fiscal years ended May 31, 2008 and 2007 approximated $0 and $0 respectively.

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS

Exhibits

   3.1     Articles of Incorporation (1)
   3.1     Amendments to Articles of Incorporation - Fourth Article (1)
   3.1     Amendment to Articles of Incorporation - Name Change (1)
  14.1     Code of Ethics (2)
  21       Subsidiaries (2)
  23.3     Consent of Chang Park CPA Ph.D. (2)
  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act. (2)
  31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (2)
  32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act. (2)
  32.2 Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (2)
  99.1     Audit Committee Charter (2)
  99.2     Compensations Committee Charter (2)

----------
(1) Incorporated by reference to the same exhibit filed with the Company's Annual Report on Form 10-KSB for the year ending May 31, 2006.
(2)  Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 DOMARK INTERNATIONAL, INC., Registrant


Date: September 12, 2008         By: /s/ R. Thomas Kidd
                                     -------------------------------------------
                                     R. Thomas Kidd
                                     Chairman, President Chief Executive Officer


Date: September 12, 2008         By: /s/ R. Thomas Kidd
                                     -------------------------------------------
                                     R. Thomas Kidd
                                     Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of September 2008.


/s/ R. Thomas Kidd                  Chief Executive Officer, Principal Financial
--------------------------------    Officer and Director
R. Thomas Kidd


/s/ Richard Altmann                 Director
--------------------------------
R. Richard Altmann


/s/ Scott Sieck                     Director
--------------------------------
Scott Sieck