Form 10-Q
period 2008-08-31
Domark International Inc.
filed 2008-10-15
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT

                    For the transition period from N/A to N/A

                         Commission File No. 333-136247

                           DoMark International, Inc.
           (Name of small business issuer as specified in its charter)

        Nevada                                              20-4647578
(State of Incorporation)                       (IRS Employer Identification No.)

                 1809 East Broadway #125, Oviedo, Florida 32765
                    (Address of principal executive offices)

                                 (757) 572-9241
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                            Accelerated filer [ ]
Non-Accelerated filer [ ]                              Small Business Issuer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at October 10, 2008
          -----                                  -------------------------------
Common stock, $0.001 par value                              20,070,000

                           DOMARK INTERNATIONAL, INC.
                           INDEX TO FORM 10-QSB FILING
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2008

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Numbers
                                                                         -------
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)              3
     Condensed Consolidated Balance Sheets                                   3
     Condensed Consolidated Statements of Income                             4
     Condensed Consolidated Statement of Cash Flows                          5
     Notes to Condensed Consolidated Financial Statements                    6

Item 2. Management Discussion & Analysis of Financial Condition
        and Results of Operations                                           11

Item 3  Quantitative and Qualitative Disclosures About Market Risk          16

Item 4. Controls and Procedures                                             16

PART II - OTHER INFORMATION

Item1.  Legal Proceedings                                                   17

Item1A. Risk Factors                                                        17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3. Defaults Upon Senior Securities                                     21

Item 4. Submission of Matters to a Vote of Security Holders                 21

Item 5  Other information                                                   21

Item 6. Exhibits                                                            22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOMARK INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                           August 31,              May 31,
                                                                             2008                   2008
                                                                         ------------           ------------
                                                                          (unaudited)
ASSETS:

CURRENT ASSETS
   Cash                                                                  $    151,157           $     38,906
   Accounts recievables                                                     1,089,757                     --
   Inventory                                                                  684,320                  1,232
   Prepaid expenses and other current assets                                  195,904                125,043
                                                                         ------------           ------------
      Total current assets                                                  2,121,138                165,181

PROPERTY AND EQUIPMENT, net                                                    47,820                  7,340

Due from affiliate                                                            707,076                717,076
Intangible assets - media content                                          10,000,000             10,000,000
Investment in unconsolidated subsidaries                                    4,859,045              3,903,750
Deposits                                                                        6,561                  3,000
                                                                         ------------           ------------
      TOTAL ASSETS                                                       $ 17,741,640           $ 14,796,347
                                                                         ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                      $    752,236           $     73,739
   Accrued expenses and other liabilities                                      57,657                 15,947
   Line of credit                                                             239,086                     --
   Notes from affiliates                                                    3,903,750              3,903,750
                                                                         ------------           ------------
      Total current liabilities                                             4,952,729              3,993,436

COMMITMENTS AND CONTINGENCIES:

Notes payable                                                                 204,025                     --
Convertible note payable                                                      257,723                255,205
Bond payable                                                                  763,500                733,308
                                                                         ------------           ------------
      Total liabilities                                                     6,177,977              4,981,949
                                                                         ------------           ------------
STOCKHOLDERS' EQUITY:
  Convertible Preferred stock series A, $.001 par value,
   2,000,000 shares authorizied 100,000 and 0 issued and
   outstanding as of August 31, 2008 and May 31, 2008, respectively               100                     --
  Common stock, $.001 par value, 200,000,000 shares authorized,
   20,070,000 and 8,500,000 issued and outstanding as of
   August 31, 2008 and May 31, 2008, respectively                              20,070                  8,500
  Additional Paid-in capital                                               13,934,831              8,425,568
  Common stock subscribed, not issued                                              --              2,812,300
  Accumulated deficit                                                      (2,391,338)            (1,431,970)
                                                                         ------------           ------------
      Total stockholders' equity                                           11,563,663              9,814,398
                                                                         ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 17,741,640           $ 14,796,347
                                                                         ============           ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

DOMARK INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
--------------------------------------------------------------------------------

                                                        2008                  2007
                                                     -----------           -----------
                                                      (unaudited)
REVENUES:
  Revenue                                            $   452,336           $        --
                                                     -----------           -----------
                                                         452,336                    --

  Cost of Sales                                          360,079                    --
                                                     -----------           -----------
GROSS PROFIT                                              92,257                    --

OPERATING EXPENSES:
  General and administrative expenses                    958,956                   596
  Sales and marketing expenses                            54,216                    --
  Depreciation and amortization                              575                    --
                                                     -----------           -----------
      Total operating expenses                         1,013,747                   596
                                                     -----------           -----------

OPERATING LOSS                                          (921,490)                 (596)
                                                     -----------           -----------
OTHER (INCOME) AND EXPENSES
  Interest expense                                        37,878                    --
                                                     -----------           -----------
      Total other expense                                 37,878                    --
                                                     -----------           -----------

NET (LOSS)                                           $  (959,368)          $      (596)
                                                     ===========           ===========
NET (LOSS) INCOME PER SHARE:
  Basic and diluted:                                 $     (0.05)          $     (0.00)
                                                     ===========           ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted:                                  18,051,352             2,000,000
                                                     ===========           ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

DOMARK INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THREE MONTHS ENDED AUGUST 31, 2008 AND 2007
--------------------------------------------------------------------------------

                                                                 2008                  2007
                                                              -----------           -----------
                                                              (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                  $  (959,368)          $      (596)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                    575                    --
     Stock issued in a forward split                                9,750                    --
     Common stock issued for directors fees                       800,000                    --
     Cancellation of subscribed stock                          (2,812,300)                   --
     Common stock issued for assets                             5,016,000                    --
  Changes in operating assets and liabilities:
     Accounts recievables                                      (1,362,574)                   --
     Inventory                                                   (683,088)                   --
     Prepaid expenses and other current assets                 (1,058,156)                  151
     Deposits                                                      (3,561)                   --
     Accounts payable                                             720,207                    --
     Accrued expenses and interest                                 30,192                    --
     Revolving lines of credit                                    443,111                    --
                                                              -----------           -----------
          Net cash (used) in operating activities                 140,788                  (445)
                                                              -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipement                                          (41,055)                   --
                                                              -----------           -----------
          Net cash (used in) by investing activities              (41,055)                   --
                                                              -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Convertible notes                                    2,518                    --
  Notes from affiliates                                            10,000                    --
                                                              -----------           -----------
          Net cash provided by financing activities                12,518                    --
                                                              -----------           -----------

(DECREASE) IN CASH                                                112,251                  (445)
CASH, BEGINNING OF YEAR                                            38,906                40,672
                                                              -----------           -----------
CASH, END OF YEAR                                             $   151,157           $    40,227
                                                              ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                               $    32,711           $        --
                                                              ===========           ===========
  Taxes paid                                                  $        --           $        --
                                                              ===========           ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
  Issuance of company stock for conversion of debt            $     2,518           $        --
                                                              ===========           ===========
  Issuance of common stock for assets                         $ 5,016,000           $        --
                                                              ===========           ===========
  Issuance of company stock for compensation                  $   800,000           $        --
                                                              ===========           ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

DOMARK INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE ENDED AUGUST 31, 2008 AND 2007
--------------------------------------------------------------------------------

NOTE 1 -  DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. ("DoMark" or "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales. The Company has abandoned it prior business of exotic furniture sales and is acquiring through acquisition and merger operating entities that will bring value to the company.

SPORTSQUEST, INC. ("SportsQuest") is a majority, 79%, owned subsidiary of DoMark. The Sportsquest business was created to develop, own and manage high end sports events and their operating entities, as well as executing a growth strategy involving acquisition of diverse and effective sports marketing platforms. SportsQuest was incorporated in April 3, 1986 in Delaware under the name Bay Head Ventures, Inc. The Company has been managing the US Pro Golf Tour and anticipates it will continue to manage USPGT for the foreseeable future. SportsQuest trades on the OTCBB under "SPQS" as of the date of this report.

As of August 31, 2008 SportsQuest had mutually agreed to termination of its agreement with Media4Equity, Inc..

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

The issuance by Greens of 390,000 shares of its Series A Convertible Preferred Stock, par value $10.00 per share, to SportsQuest, Inc.; and;

The assumption by SportsQuest of 50% of Greens indebtedness to the Greens Worldwide Investors under a Securities Purchase Agreement, dated as of March 22, 2007, by and among Greens and the Greens Worldwide Investors (the "Greens Worldwide Agreement").

Greens is an unconsolidated subsidiary of SportsQuest, Inc.

NOTE 2 -  BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended May 31, 2008.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 - RELATED PARTY TRANSACTIONS

In August 31, 2008 the Company issued 500,000 common shares to its Director Richard Altman.

In July 2008, DoMark issued 500,000 shares to SportsQuest as consideration for the assignment of SportsQuest rights to acquire Javaco, Inc. Domark closed on the acquisition in July 2008 and Javaco became a wholly owned subsidiary of DoMark.

NOTE 5 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 6 - EQUITY

During three months ended August 31, 2008:

     Quarter Ended                           Stock issued       Cash Received
     -------------                           ------------       -------------
Forward Split                                  8,500,000              --
Javaco Inc. Stock Purchase                       750,000              --
SportsQuest, Inc. Right Agreement                500,000              --
Stock issued for compensation                    500,000              --
Media4, Inc. Asset purchase                    1,320,000              --
                                              ----------           -----
Total Issued                                  11,570,000              --

During the three months ended August 31, 2008, the Company issued 11,570,000 shares of its common stock 8,500,000 common shares in a 2 for 1 forward split, 750,000 common shares for the purchase of Javaco, Inc., 500,000 common shares as director compensation, 500,000 common shares to SportsQuest, Inc. as consideration of the assignment to Domark of the Acquisition Agreement of Javaco, Inc, and 1,320,000 common shares as payment for $10 million dollars in print and radio advertising credits.

NOTE 7 - SUBSEQUENT EVENTS

On September 29, 2008, SportsQuest, the Company's subsidiary executed an agreement with Veridigm, Inc., a Delaware corporation ("Veridigm"), shareholders of our Company and DoMark International, Inc., a Nevada Corporation (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Veridigm acquired nine million, nine hundred and seventy three thousand, three hundred and ninety seven (9,973,397) shares of our common stock and one hundred thousand (100,000) shares of our preferred stock As a condition to this acquisition, Veridigm is required to assign certain assets to DoMark. Unless extended by mutual consent of the parties, the closing shall occur on or before October 17, 2008. In the event certain closing conditions are not satisfied, Veridigm shall transfer to DoMark the judgment arising from VRGD (f/k/a E-Notes Systems Inc, Plaintiff) vs. TOTALMED SYSTEMS INC., in return for Fifty thousand (50,000) shares of common stock of DoMark.

On October 10, 2008 SportsQuest, Inc. the Company's majority owned subsidiary was approved by FINRA to receive clearance to enter quotations on the OTC Bulletin Board.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the transition period ended May 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

RECENT DEVELOPMENTS

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

On JULY 16, 2008, we closed an agreement with JAVACO, Inc, an Ohio corporation ("Javaco") and Judith Vazquez (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement we completed the purchase of all the issued and outstanding shares of Javaco. Judith Vazquez is the sister-in-law of R. Thomas Kidd, our Chief Executive Officer. The Closing of the transaction occurred on July 18, 2008 (the "Closing").

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

On JULY 24, 2008, we executed an asset purchase agreement (the "Agreement") with TotalMed Systems, Inc., a Florida corporation ("TotalMed"), whereby pursuant to the terms and conditions of that Agreement, we completed the purchase of certain assets. The Closing of the transaction occurred on August 6, 2008, however the transaction was rescinded by mutual agreement of the Company and TotalMed and TotalMed agreed to pay the Company $250,000 in a break up fee.

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

On August 18, 2008, DoMark retained E & E COMMUNICATIONS, Laguna Hills, Ca. to assist with its investor and public relations activities.

On AUGUST 20, 2007, SportsQuest, Inc., our majority owned subsidiary entered into an Agreement for the Exchange of Stock with Zaring-Cioffi Entertainment, LLC, a full-service production company of talent-based special events, and its members, ZCE, Inc. and Q-C Entertainment, LLC. The closing is subject to the conversion of Zaring-Cioffi Entertainment, LLC to a California Corporation and completion of our due diligence The transaction closed on September 27, 2008. SportsQuest, Inc. is presently in litigation with ZCE regarding this transaction.

REVENUES

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point when determination is made that collectibility is probable. Revenues for services are recognized upon completion of the services. For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services. The Company has adopted the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

ADDITIONAL INFORMATION

DoMark. files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, and Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

RESULTS OF OPERATIONS

Revenues for the three months ended August 31, 2008 increased to $452,336 from $0.00 for the three months ended August 31, 2007 respectively. Our future revenue plan is dependent on our ability to effectively introduce new viable acquisitions to provide value to our shareholders.

General and administrative expenses for the three months ended August 31, 2008 increased to $958,956 from $596 for three months ended August 31, 2007. The increase in general and administrative expenses relates to increased costs of being a public reporting company, including costs associated with our filings with the U.S. Securities and Exchange Commission which matches with our overall business plan, and increase in the use of consulting firms.

Selling and marketing expenses for three months ended August 31, 2008 increase to $54,216 from $0.00 for three months ended August 31, 2007. The increase in sales and marketing services relates to costs associated with hiring investor relations firms, and marketing firms.

Depreciation and amortization for three months ended August 31, 2008 increased to $575 from $0.00 for three months ended August 31, 2007. The increase in depreciation and amortization relates to the purchase of new equipment to prepare our product associated with our marketing plan.

The Company incurred losses of approximately $959,368, and $596 for the three months ended August 31, 2007, respectively. Our losses since our inception through August 31, 2008 amount to $2,391,338.

LIQUIDITY AND CAPITAL RESOURCES

The Company has maintained a minimum of three months of working capital in the bank since September of 2005. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, the Company has not succeeded in securing capital as needed.

The Company's operating activities provided by (used) by $140,788 and ($445) in the three months ended August 31, 2008 and 2007 respectively. The difference is mainly attributable to the increase in operating expenses in the current year.

Cash (used) by investing activities was ($41,055) and $0.00 for the three months ended August 31, 2008 and 2007, respectively. The decrease is due to a decrease in purchase of equipment to develop our products.

Cash provided by financing activities was $12,518 and $0.00 for the three months ended August 31, 2008 and 2007, respectively. The increase is due to an increase in notes from affiliates

On August 16, 2007, the SportsQuest, Inc, our majority owned subsidiary, entered into a Securities Purchase Agreement (the "Purchase Agreement"), by and among the Company and AJW Partners, LLC, AJW Master Fund, Ltd. and New Millennium Capital Partners II, LLC (collectively, the "Air Brook Investors"). The transactions contemplated by the Purchase Agreement will result in a funding of a total of $1,500,000 into the Company.

The Purchase Agreement provided for the sale by SportsQuest to the SportsQuest Investors of callable secured convertible notes with an aggregate face amount of $1,500,000, plus interest (the "Facility Notes"). The Air Brook Investors purchased from SportsQuest at closing Facility Notes with an aggregate face amount of $500,000 and are required to purchase additional Facility Notes with an aggregate face amount of $500,000 from SportsQuest upon each of (i) the filing of the registration statement required by the Registration Rights Agreement and (iii) the declaration of effectiveness of such registration statement by the Securities and Exchange Commission. The Facility Notes accrue interest at a rate of 8% per year, require quarterly interest payments in certain circumstances related to the market price of SportsQuest common stock, and are due and payable on August 16, 2010 (the "Maturity Date"). SportsQuest is not required to make any principal payments until the Maturity Date, but it has the option to prepay the amounts due under the Facility Notes in whole or in part at any time, subject to the payment of varying prepayment penalties depending on the time of such prepayment, as set forth in the Facility Notes. The Facility Notes are convertible into common stock of the Company at a discount to the then current fair market value of SportsQuest common stock, as set forth in the Facility Notes.

In addition, the Purchase Agreement provided for the issuance by SportsQuest to the SportsQuest Investors of warrants to purchase 10,000,000 shares of SportsQuest common stock (the "Warrants"). Each Warrant permits its holder to acquire shares of SportsQuest common stock at an exercise price of $0.25 per share at any time through August 16, 2014.

SportsQuest recorded discounts of $833,333 related to the $1,000,000 worth of Facility Notes issued during 2007. These discounts have been reflected as additional paid in capital.

Based on present revenues and expenses, SportsQuest is unable to generate sufficient funds internally to sustain its current operations. SportsQuest must raise additional capital or other borrowing sources to continue its operations. It is management's plan to seek additional funding through the sale of common stock and the issuance of notes and debentures, including notes and debentures convertible into common stock. If we issue additional shares of common stock, the value of shares of existing stockholders is likely to be diluted.

However, the terms of the convertible secured debentures issued to certain of the existing stockholders require that we obtain the consent of such stockholders prior to our entering into subsequent financing arrangements. No assurance can be given that we will be able to obtain additional financing, that we will be able to obtain additional financing on terms that are favorable to us or that the holders of the secured debentures will provide their consent to permit us to enter into subsequent financing arrangements.

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

Our future revenues and profits, if any, will primarily depend upon our ability to execute our acquisition strategy and deploy our marketing, management and media assets to our subsidiaries.

Except for the limitations imposed upon SportsQuest, our majority owned subsidiary,. respective to the convertible secured debentures, there are no material or known trends that will restrict either short term or long-term liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

CRITICAL ACCOUNTING POLICIES

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

ADDITIONAL INFORMATION

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains a web site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do hold any derivative instruments but do not engage in any hedging activities. We are in the business of acquiring successfully operating subsidiaries and to deploy marketing, management and media assets to the subsidiaries to build the value of our Company.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of August 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of August 31, 2008, our internal control over financial reporting was effective.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except as discussed below, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Subsequent from the completion of the Exchange Agreement and Bring Down and Amendment agreement dated September 25, 2007 with Zaring-Cioffi Entertainment, LLC, a California limited liability company ("Zaring-Cioffi"), ZCE, Inc., a California corporation ("ZCE"), and Q-C Entertainment, LLC, a Washington limited liability company ("Q-C"), SportsQuest, our majority owned subsidiary, uncovered discrepancies in the representations of certain ZCE principals and management and the operations of ZCE. SportsQuest is currently involved in assessing these discrepancies and determining the best course of action. As a result, the management of ZCE has been terminated for cause.

On April 3, 2008, SportsQuest filed a lawsuit against ZC Entertainment and John Zaring for $20,000 in the Circuit Court of Chesapeake Virginia in connection with a promissory note. This suit by SportsQuest is related to an advance made by SportsQuest prior to the closing. SportsQuest made demand on ZCE and the guarantor, John Zaring, but the promissory note was not paid in accordance with its terms.

In connection with the litigation above, John Zaring and Bianca Cioffi filed a claim against SportsQuest with the American Arbitration Association ("AAA"), however, as of September 22, 2008 their claims in arbitration against SportsQuest have been withdrawn and canceled.

ITEM 1A - RISK FACTORS

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline and you may lose all or a part of your investment.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION.

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

WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL TO PURSUE OUR BUSINESS AND THEREFORE WOULD BE UNABLE TO ACHIEVE OUR PLANNED FUTURE GROWTH.

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

OUR LACK OF DIVERSIFICATION IN OUR BUSINESS SUBJECTS INVESTORS TO A GREATER RISK OF LOSSES.

All of our efforts are focused on the development and growth of that business and its technology in an unproven area. Although the medical billing is substantial, we can make no assurances that the marketplace will accept our products.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending May 31, 2008, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending May 31, 2009, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

As of August 31, 2008, we had 20,070,000 shares of common stock issued and outstanding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended August 31, 2008, the Company issued 11,570,000 common shares of 8,500,000 in a 2 for 1 forward split, 750,000 common shares for the purchase of Javaco, Inc., 500,000 common shares as for director compensation, 500,000 common shares for the buy out of the Right Agreement with SportsQuest, Inc., and 1,320,000 common shares for the purchase of Media4, Inc. for their media content of $10,000,000. These shares were issued based up on the value received and the price of the stock trading on those dates. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended August 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended August 31, 2008.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DoMark International, Inc.
                                                  Registrant

Date: October 15, 2008                     By: /s/ R. Thomas Kidd
                                               ---------------------------------
                                               R. Thomas Kidd
                                               Chairman, Chief Executive Officer
                                               (Principle Executive Officer,
                                               Principle Financial Officer)