Form 10-Q
period 2008-11-30
Domark International Inc.
filed 2009-01-20
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2008

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 30, 2008
           -----                                --------------------------------
Common stock, $0.001 par value                              20,120,000

                           DOMARK INTERNATIONAL, INC.
                           INDEX TO FORM 10-QSB FILING
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2008

                                TABLE OF CONTENTS

                                                                    Page Numbers
                                                                    ------------
                                     PART I
                              FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)            3
           Condensed Consolidated Balance Sheets                            3
           Condensed Consolidated Statements of Income                      5
           Statement of Stockholders' Equity                                7
           Condensed Consolidated Statement of Cash Flows                   8
           Notes to Condensed Consolidated Financial Statements             9
Item 2.  Management Discussion & Analysis of Financial Condition and
         Results of Operations                                             14
Item 3   Quantitative and Qualitative Disclosures About Market Risk        18
Item 4.  Controls and Procedures

                          PART II - OTHER INFORMATION
                                                                           18
Item 1.  Legal Proceedings                                                 19
Item 1A. Risk Factors                                                      19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       23
Item 3.  Defaults Upon Senior Securities                                   23
Item 4.  Submission of Matters to a Vote of Security Holders               23
Item 5   Other information                                                 23
Item 6.  Exhibits                                                          23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    As of November 30, 2008 and May 31, 2008

                                     ASSETS


                                              11/30/2008            5/31/2008
                                              ----------            ---------
CURRENT ASSETS
  Cash                                       $    63,391               44,248
  Accounts Receivable                          1,225,978            1,576,852
  Loans and Notes Receivable                     416,109                  273
  Due From Affiliate                              23,500              717,076
  Prepaid Expenses                                24,148              125,043
  Inventory                                      803,615              705,002
                                             -----------          -----------

      Total Current Assets                     2,556,741            3,168,494
                                             -----------          -----------

FIXED ASSETS
  Property & Equipment, Net                       47,501               35,408
                                             -----------          -----------

      Total Fixed Assets                          47,501               35,408
                                             -----------          -----------
OTHER  ASSETS
  Investment in Unconsilidated Subsidiary          6,561            3,910,311
  Deposits                                         4,333                7,333
  Intangible assets - media credits           10,000,000           10,000,000
  Goodwill                                     2,623,706                   --

      Total Other Assets                      12,634,600           13,917,644
                                             -----------          -----------

      TOTAL ASSETS                           $15,238,842           17,121,546
                                             ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    As of November 30, 2008 and May 31, 2007

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   11/30/2008            5/31/2008
                                                                   ----------            ---------
CURRENT LIABILITIES                                                (unaudited)
  Accounts Payable & Accrued Expenses                             $   979,101          $ 1,224,242
  Payroll Liabilities                                                      --                8,349
  Compensation payable                                                     --                   --
  Due to affiliate                                                         --            3,903,750
  Notes payable                                                            --              100,000
                                                                  -----------          -----------

      Total Current Liabilities                                       979,101            5,236,341
                                                                  -----------          -----------
LONG-TERM LIABILITIES
  Loans Payable                                                       454,687              413,827
  Convertible Notes Payable                                                --              255,205
  Bond Payable                                                             --              733,308

      Total Long-Term Liabilities                                     454,687            1,402,340
                                                                  -----------          -----------

      TOTAL LIABILITIES                                             1,433,788            6,638,681
                                                                  -----------          -----------
STOCKHOLDERS' EQUITY
  Convertible Preferred stock series A, $.001 par value,
    Authorized: 2,000,000
    Issued: 100,000 and 0 respectively                                    100                   --
  Common Stock
    Authorized: 200,000,000
    Issued: 20,120,000 and 17,000,000, respectively                    20,120               17,000
  Additional paid in capital                                       12,780,086            8,417,068
  Common Stock subscribed, not issued                                      --            2,812,300
  Accumulated income/(deficit)                                      1,004,748             (763,503)
                                                                  -----------          -----------

      Total Stockholders' Equity                                   13,805,054           10,482,865
                                                                  -----------          -----------

      TOTAL LIABILITIES AND EQUITY                                $15,238,842          $17,121,546
                                                                  ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
             For the three months ending November 30, 2008 and 2007


                                                 THREE                 THREE
                                                 MONTHS                MONTHS
                                               11/30/2008            11/30/2007
                                               ----------            ----------
                                              (unaudited)           (unaudited)

REVENUE                                       $ 1,577,308           $ 1,505,853

COST OF SERVICES                                1,338,731             1,270,575
                                              -----------           -----------

GROSS PROFIT OR (LOSS)                            238,577               235,278

GENERAL AND ADMINISTRATIVE EXPENSES              (458,100)              205,112
                                              -----------           -----------

OPERATING INCOME/(LOSS)                           696,677                30,166

INTEREST EXPENSE                                   (6,758)               (9,276)
                                              -----------           -----------

GAIN ON SALE OF SUBSIDIARY                        292,868                    --

GAIN ON SALE OF ASSETS                                 --                    --

OTHER INCOME                                      250,020                    58
                                              -----------           -----------

INCOME/(LOSS) BEFORE INCOME TAXES               1,232,807                20,948

PROVISION FOR INCOME TAXES
  Federal                                              --                    --
  State                                                --                    --
                                              -----------           -----------

NET INCOME/(LOSS)                             $ 1,232,807           $    20,948
                                              ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
              For the six months ending November 30, 2008 and 2007


                                                      SIX               SIX
                                                     MONTHS            MONTHS
                                                   11/30/2008        11/30/2007
                                                   ----------        ----------
                                                  (unaudited)       (unaudited)

REVENUE                                           $ 3,429,498       $ 3,192,316

COST OF SERVICES                                    2,647,229         2,676,559
                                                  -----------       -----------

GROSS PROFIT OR (LOSS)                                782,269           515,757

GENERAL AND ADMINISTRATIVE EXPENSES                   703,470           404,092
                                                  -----------       -----------

OPERATING INCOME/(LOSS)                                78,799           111,665

INTEREST EXPENSE                                       20,320            17,966
                                                  -----------       -----------

GAIN ON SALE OF SUBSIDIARY                            292,868                --

GAIN ON SALE OF ASSETS                                     --               326

OTHER INCOME                                          250,000               131
                                                  -----------       -----------

INCOME/(LOSS) BEFORE INCOME TAXES                     601,347            94,156

PROVISION FOR INCOME TAXES
  Federal                                                  --                --
  State                                                    --                --
                                                  -----------       -----------

NET INCOME/(LOSS)                                 $   601,347       $    94,156
                                                  ===========       ===========

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED      $      0.03       $      0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         18,721,967         2,000,000


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             As of November 30, 2008

                                                                              ADDITIONAL
                                                COMMON           PAR           PAID IN           ACCUM           TOTAL
                                                STOCK           VALUE          CAPITAL          DEFICIT          EQUITY
                                                -----           -----          -------          -------          ------
Balance, May 31, 2006                          2,000,000       $  2,000      $     3,000      $      (340)     $     4,660
                                             -----------       --------      -----------      -----------      -----------
Common stock issued for cash on
 March 9, 2007 at $0.05 per share              2,000,000          2,000           48,000           50,000

Net income (loss)                                                                                 (12,460)        (12,460)
                                             -----------       --------      -----------      -----------      -----------
Balance, May 31, 2007                          4,000,000       $  4,000           51,000          (12,800)          42,200
                                             -----------       --------      -----------      -----------      -----------
Common stock issued on May 15, 2008           13,000,000         13,000          (13,000)                               --
 at $0.05 per share

Net income (loss)                                                                                 416,201          416,201
                                             -----------       --------      -----------      -----------      -----------

Balance, May 31, 2008                         17,000,000         17,000           38,000          403,401          458,401
                                             -----------       --------      -----------      -----------      -----------
Common stock issued in a 2 for 1 forward
 split on June 27, 2008

Common stock issued for acquisition              750,000            750        1,893,956                         1,894,706
 on July 16, 2008 at $2.78 per share

Preferred Stock issued as compensation                --            100               --                               100
 during July 2008

Common stock issued August, 2008                 500,000            500          749,500                           750,000
 for investment in subsidiary at
 $1.50 per share

Common stock issued  as compensation             500,000            500              500
 during August 2008 at $0.001 per share

Common stock issued August, 2008               1,320,000          1,320        9,998,680                        10,000,000
 at $7.58 per share

Common stock issued  for cash                     50,000             50           99,950                           100,000
 at $2.00 per share

Net income (loss)                                                                                 601,347          601,347
                                             -----------       --------      -----------      -----------      -----------

Balance, November 30, 2008                    20,120,000       $ 20,220      $12,780,086      $ 1,004,748      $13,805,054
                                             ===========       ========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
              For the six months ending November 30, 2008 and 2007

                                                                            SIX                 SIX
                                                                           MONTHS              MONTHS
                                                                         11/30/2008          11/30/2007
                                                                         ----------          ----------
                                                                        (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $ 601,347              94,156
                                                                         ---------           ---------
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
  ADJUSTMENTS FOR CHARGES NOT REQUIRING OUTLAY OF CASH:
    Depreciation and Amortization                                              744               1,747
    Stock issued in a forward split                                          8,500                  --
    Common stock issued for legal fee                                      (21,001)                 --
    Common stock issued for director fees                                      500                  --
    Note in connection with break-up fee                                  (250,000)                 --
    Gain on Sale of Subsidiary                                            (292,868)                 --
    Note in connection with exchange of stock                             (416,109)                 --
  CHANGES IN OPERATING ASSETS AND LIABILITITES:
    Accounts Receivable                                                    350,294            (274,243)
    Inventory                                                              (97,188)            (93,819)
    Prepaid Expenses and other current assets                              (20,589)              3,310
    Accounts Payable & Accrued Expenses                                    150,057             314,074
    Due from affiliate                                                     (23,500)                600
    Deposits                                                                    --              (3,438)
                                                                         ---------           ---------

          Total adjustments to net income                                 (611,160)            (51,769)
                                                                         ---------           ---------

          Net cash provided by (used in) operating activities               (9,813)             42,387
                                                                         ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Furniture & Equipment                                                    (19,935)               (957)
                                                                         ---------           ---------

          Net cash flows provided by (used in) investing activities        (19,935)               (957)
                                                                         ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Proceeds from stock issuance                                        100,000                  --
  Cash Received from Affiliate                                             (33,333)             (7,357)
  Cash (Paid)/Received on notes payable                                    (17,876)              7,188

          Net cash provided by (used in) financing activities               48,791                (169)
                                                                         ---------           ---------
CASH RECONCILIATION
  Net increase (decrease) in cash and cash equivalents                      19,043              41,261
  Cash and cash equivalents - beginning balance                             44,248              15,911
                                                                         ---------           ---------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                          $  63,291              57,172
                                                                         =========           =========

   The accompanying notes are an integral part of these financial statements.

                           Domark International, Inc.
              Notes to Condensed Consolidated Financial Statements for the Six Months Ended November 30, 2008 and 2007


NOTE 1 -  DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. ("DoMark" or "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales. The Company has abandoned its prior business of exotic furniture sales and is acquiring through acquisition and merger operating entities that will bring value to the company.

 On October 20, 2008, we executed an agreement between Mecanismo Corp., a Nevada Corporation, Domark and R. Thomas Kidd (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Mecanismo Corp. acquired nine million, nine hundred and seventy three thousand, three hundred and ninety seven (9,973,397) shares of SportsQuest, Inc. common stock and one hundred thousand (100,000) shares of SportsQuest, Inc. preferred stock held by us. As consideration for this acquisition, a judgment arising from CASE BC 359831 LOS ANGELES SUPERIOR COURT Veridigm Inc (f/k/a E-Notes Systems Inc (DE) ("the Plaintiff"), against TotalMed Systems, Inc., (The "Defendant") shall be assigned to Domark and Domark shall receive a promissory note in the amount of One Hundred Thousand Dollars ($100,000). CONSEQUENTLY, DOMARK IS NO LONGER A CONTROLLING SHAREHOLDER OF SPORTSQUEST, INC.

JAVACO, INC ("JAVACO") is a wholly owned subsidiary of DoMark. JAVACO, Inc., formerly JAVA Company, opened for business in 1997 as a sole proprietorship. Prior to opening JAVA Co., Judith Vazquez, owner and President, worked several years in distribution sales and finally with RMS Electronics/Channel. JAVA Company's initial focus was the sale of used cable TV equipment, including amplifiers and converters to Colombia, Venezuela and Mexico. JAVA Company teamed up with a distributor in Argentina to jointly cover a larger Latin American market. JAVA Company acted as their US office, providing sales expertise and a much needed North American connection with the manufacturers. JAVA Company coordinated the sale, expediting, invoicing and exporting of equipment purchased from the US and Canadian suppliers. JAVACO, Inc. incorporated in March 2000. Javaco is part of the Supplier Diversity Network, WBENC. JAVACO, Inc. currently distributes over 100 lines of equipment from fiber optic transmitters to RF connectors. To further enhance business in the United States, new distribution lines are frequently being added including a line of home theater and audio video products.

NOTE 2 -  BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six period ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended May 31, 2008.

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

ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION ( INCLUDING PARTIAL CASH SETTLEMENT)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

In August 31, 2008 the Company issued 500,000 common shares to its Director Richard Altman as compensation.

In July 2008, DoMark issued 500,000 shares to SportsQuest, Inc. as consideration for the assignment of SportsQuest rights to acquire Javaco, Inc. DoMark closed on the acquisition in July 2008 and Javaco became a wholly owned subsidiary of DoMark.

NOTE 5 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 6 - EQUITY

During six months ended November 30, 2008:

        Quarter Ended                         Stock issued        Cash Received
        -------------                         ------------        -------------
Forward Split                                   8,500,000                  --
Javaco Inc. Stock Purchase                        750,000                  --
SportsQuest, Inc. Right Agreement                 500,000                  --
Stock issued for compensation                     500,000                  --
Media4, Inc. Asset purchase                     1,320,000                  --
Stock issued for cash                              50,000          $  100,000
                                               ----------          ----------
Total Issued                                   11,620,000          $  100,000
                                               ==========          ==========

During the six months ended November 30, 2008, the Company issued 11,620,000 shares of its common stock: 8,500,000 in a 2 for 1 forward split, 750,000 shares of common stock for the purchase of Javaco, Inc., 500,000 shares of common stock as director compensation, 500,000 shares of common stock to SportsQuest, Inc. as consideration of the assignment to DoMark of the Acquisition Agreement of Javaco, Inc, 1,320,000 common shares as payment for $10 million dollars in print and radio advertising credits and 50,000 of common shares issued for cash at $2.00 per share.

NOTE 7 - SUBSEQUENT EVENTS

On December 3, 2008, we executed an agreement for the exchange of common stock between Executive Sports Tickets and Entertainment, Inc. a Georgia Corporation ("EST") and Domark (the "Domark"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired all the shares in EST in return for an initial issuance of Fifty Thousand (50,000) shares of Domark common stock and the right to an additional Fifty Thousand (50,000) shares of Domark common stock in the event that a current pending contract concerning EST's management of a Junior World Series endorsed by Major League Baseball becomes a written binding agreement between EST and the appropriate entities in the face amount of $1.5 million, and all terms of the contract are performed and payment received. Accordingly, EST becomes a wholly owned subsidiary of Domark.

On December 11, 2008, we executed an asset purchase agreement between Crowley and Company Advertising, Inc., a Florida corporation ("C&C") and Domark (the "Domark"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of C&C in and to all of the assets of C&C used exclusively in their business in return for one hundred thousand (100,000) shares of Domark common stock.

On December 16, 2008, we executed an agreement for the exchange of common stock between eCFO and Domark. whereby pursuant to the terms and conditions of that Agreement, Domark acquired all the shares in eCFO in return for an issuance of One Hundred Thousand (100,000) shares of Domark common stock. Accordingly, eCFO became a wholly owned subsidiary of Domark.

On December 17, 2008 we terminated an Investment Agreement with Dutchess Private Equities, L.P.

On December 29, 2008, we executed an asset purchase agreement between Emerging Growth Advisors, LLC, a Florida limited liability company ("EGA") and Domark (the "Domark"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of EGA in and to all of the assets of EGA used exclusively in their business in return for one million (1,000,000) shares of Domark common stock. In addition, on December 28, 2008, the Agreement was amended to waive the closing condition of minimum capital raise of $250,000. The Amendment is attached hereto as Exhibit 10.2. EGA is engaged in the business of marketing, designing and distributing consulting services for small cap public companies and owns certain hardware, software and other assets and intellectual property in connection with their business.

On December 29, 2008, an accredited investor executed a subscription agreement for the purchase of 250,000 shares of Domark common stock at $2.00 per share for a value of $500,000. The subscription agreement was canceled on January 14, 2009.

On December 29, 2008, we effectuated a forward stock split consisting of two shares for every one share held. The filing of the Amendment to the Articles of Incorporation was accepted by the State of Nevada on January 2, 2009. The record date is January 22, 2009 the Company has received notice that its ex dividend date is January 22, 2009.

On January 5, 2009, we filed a registration on Form S-8 with the Securities and Exchange Commission titled 2008 Employee and Consultants Stock Option Plan.

In January, 2009, we changed our fiscal year end to December 31 beginning with the year end December 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

Effective June 27, 2008, DoMark International, Inc., a Nevada corporation (the "Company"), changed its name from Domar Exotic Furnishings Inc. to DoMark International, Inc, increased the authorized common stock of the Corporation to 200,000,000 shares, created and authorized 2,000,000 shares of preferred stock, the rights and preferences of which can be designated by the Board of Directors and enacted a forward stock split of our common stock on a two for one basis, payable upon surrender of our shareholders' stock certificates. Our authorized stock is as follows: The number of shares of common stock authorized that may be issued by the Corporation is Two Hundred Million (200,000,000) shares, with a par value of One Tenth of One Cent ($0.001) per share and Two Million (2,000,000) shares of Preferred Stock, $0.001 par value, the rights and preferences of which may be determined by the Board of Directors. Said shares may be issued by the Corporation from time to time for such considerations as may be fixed by the Board of Directors.

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

On July 24, 2008, we executed an asset purchase agreement (the "Agreement") with TotalMed Systems, Inc., a Florida corporation ("TotalMed"), whereby pursuant to the terms and conditions of that Agreement, we completed the purchase of certain assets. The Closing of the transaction occurred on August 6, 2008, however the transaction was rescinded by mutual agreement of the Company and TotalMed and TotalMed agreed to pay the Company $250,000 in a break up fee on September 8, 2008.

On August 4, 2008, DoMark entered into an investment agreement and registration rights agreement with Dutchess Private Equities, LTD. The investment agreement, in the form of an equity funding commitment, provides for the right by the company at its discretion to require Dutchess to purchase up to $50 million of the Company's common stock at a seven percent discount to market over the 36 months following the registration statement being declared effective by the Securities and Exchange Commission. On November 21, 2008, the Investment Agreement was amended to increase the Investors commitment to purchase our common stock over the course of 36 months to $100,000,000 and the amount the Company shall be entitled to request from each purchase shall be $5,000,000 or 200% of the average daily volume. Subsequently on December 17, 2008, the Company terminated the Investment Agreement with Dutchess.

On August 18, 2008, DoMark retained E & E Communications, Laguna Hills, Ca. to assist with its investor and public relations activities.

On October 20, 2008, we executed an agreement between Mecanismo Corp., a Nevada Corporation, Domark and R. Thomas Kidd (the "Domark"), whereby pursuant to the terms and conditions of that Agreement, Mecanismo Corp. acquired nine million, nine hundred and seventy three thousand, three hundred and ninety seven (9,973,397) shares of SportsQuest, Inc. common stock and one hundred thousand (100,000) shares of SportsQuest, Inc. preferred stock held by us. As consideration for this acquisition, the judgment arising from CASE BC 359831 LOS ANGELES SUPERIOR COURT Veridigm Inc (f/k/a E-Notes Systems Inc (DE) ("the Plaintiff"), against TotalMed Systems, Inc., (The "Defendant") was assigned to Domark and Domark received a promissory note in the amount of One Hundred Thousand Dollars ($100,000). Consequently, Domark is no longer a controlling shareholder of SportsQuest, Inc.

On November 8, 2008, we executed an exclusive license agreement with Greens Worldwide Incorporated, an Arizona corporation (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, we acquired an exclusive license to the assets used by Greens Worldwide Incorporated in conducting Golf Championships, which in the past have been conducted under the name US Pro Golf Tour, Inc. In return for this license, we are obligated to pay Greens Worldwide Incorporated 5% of the first million dollars in revenue arising from the use of this license, 4% of the next 2 million dollars in revenue arising from the use of this license, and 3% of the revenue in excess of $3 million dollars arising from the use of this license. In addition, we receive 5% equity ownership of the assets for each of the first 5 years of the Agreement beginning with the year 2009, up to a maximum ownership position of 50%.

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

ADDITIONAL INFORMATION

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, and Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that we file with the Commission through the Commission's Internet site at www.sec.gov.

RESULTS OF OPERATIONS

Revenues for the six months ended November 30, 2008 increased to $3,429,498 from $3,192,316 for the six month period ending 11-30-07. Our future revenue plan is dependent on our ability to effectively deploy assets and services to maximize organic growth of our subsidiaries and close new viable acquisitions in the business sectors of Sports, Technology, Medicine, Energy, and Business Services, to provide value to our shareholders.

General and administrative expenses for the six months ended November 30, 2008 increased to $703,370 from $596. The increase in general and administrative expenses relates to increased costs of being a public reporting company, including costs associated with our filings with the U.S. Securities and Exchange Commission which matches with our overall business plan, and new operating expenses as a result of acquisition. Selling and marketing expenses for six months ended November 30, 2008 increased to $27,708 from $0.00. The increase in sales and marketing services relates to costs associated with the launch of the Company's business plan.

Depreciation and amortization for six months ended November 30, 2008 increased to $264 from $0.00. The increase in depreciation and amortization relates to the purchase of new equipment to prepare our product associated with our marketing plan.

The Company realized net income of approximately $601,447, and ($6536) for the six months ended November 30, 2008 and 2007, respectively.

Revenues for the three months ending 11-30-2008 were $1,577, 308, with net income of $1,232,807 as compared to revenues of $1,505,853 and net income of $20,948 for the three months ending 11-30-07.

LIQUIDITY AND CAPITAL RESOURCES

The Company has maintained a minimum of three months of working capital in the bank since September of 2005. This reserve was intended to allow for an adequate amount of time to secure additional funds from investors as needed. To date, the Company has not succeeded in securing capital on favorable terms needed to effectively execute its business plan of acquisitions.

The Company's net cash provided by (used in) operating activities for the six months ending November 30, 2008 and 2007 was ($9713) and $42387 respectively.

Cash provided by (used in) investing activities was ($19935) and ($957) for the six months ended November 30, 2008 and 2007, respectively. The increase is due to an increase in purchase of equipment to develop our products.

Cash provided by (used in) financing activities was $48,791 and ($169) for the six months ended November 30, 2008 and 2007, respectively. The increase is due to proceeds of stock issued.

On August 4, 2008, DoMark entered into an investment agreement and registration rights agreement with Dutchess Private Equities, LTD. The investment agreement, in the form of an equity funding commitment, provides for the right by the company at its discretion to require Dutchess to purchase up to $50 million of the Company's common stock at a seven percent discount to market over the 36 months following the registration statement being declared effective by the Securities and Exchange Commission. On December 17, 2008, the Company terminated the Investment Agreement and all amendments.

Our future revenues and profits, if any, will primarily depend upon our ability to execute our acquisition strategy, our ability to secure capital on favorable terms and to effectively deploy our assets to our subsidiaries.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do hold any derivative instruments but do not engage in any hedging activities. We are in the business of acquiring successfully operating subsidiaries and to deploy accounting, governance, risk and compliance services, marketing, management and media assets to the subsidiaries, to build the value of our Company.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Our management, specifically our Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of November 30, 2008, our internal control over financial reporting was effective.

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

Andresen and Associates filed suit to recover a promissory note in the sum of $15,500. The Company believes the suit is without merit and will defend it vigorously.

ITEM 1A. RISK FACTORS

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

OUR LACK OF DIVERSIFICATION IN OUR BUSINESS SUBJECTS INVESTORS TO A GREATER RISK OF LOSSES

All of our efforts are focused on the development and growth of our business and its technology in an unproven area.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

As of November 30, 2008, we had 20,120,000 shares of common stock issued and outstanding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the six months ended November 30, 2008, the Company issued 11,620,000 shares of its common stock: 8,500,000 common shares in a 2 for 1 forward split on June 27, 2008, 750,000 common shares for the purchase of Javaco, Inc., 500,000 common shares as for director compensation, 500,000 common shares, for the buy out of the Right Agreement with SportsQuest, Inc.,1,320,000 common shares for the purchase of Media4, Inc. for their media content and 50,000 in stock purchase at $2.00 per share for a value of $100,000. These shares were issued based up on the value received and the price of the stock trading on those dates. The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in
Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended November 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended November 30, 2008.

ITEM 5. OTHER INFORMATION

Effective January 22, 2008, we effected a two for one forward stock split. Without any action by our shareholders, one additional share of common stock will be issued for each share held by the shareholder. There is no information with respect to which information is not otherwise called for by this form.

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

                                           DoMark International, Inc.
                                                 Registrant


Date: January 20, 2009                     By: /s/ R. Thomas Kidd
                                               ---------------------------------
                                               R. Thomas Kidd
                                               Chairman, Chief Executive Officer
                                               (Principal Executive Officer,
                                               Principal Financial Officer)