Form 10-Q
period 2009-02-28
Domark International Inc.
filed 2009-04-15
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2009

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at February 28, 2009
           -----                                --------------------------------
Common stock, $0.001 par value                             43,200,000

                           DOMARK INTERNATIONAL, INC.
                            INDEX TO FORM 10-Q FILING
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)            3
           Condensed Consolidated Balance Sheets                            3
           Condensed Consolidated Statements of Income                      5
           Statement of Stockholders' Equity                                7
           Condensed Consolidated Statement of Cash Flows                   8
           Notes to Condensed Consolidated Financial Statements             9
Item 2.  Management Discussion & Analysis of Financial Condition
          and Results of Operations                                        16
Item 3   Quantitative and Qualitative Disclosures About Market Risk        21
Item 4.  Controls and Procedures                                           21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 23
Item 1A. Risk Factors                                                      23
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       27
Item 3.  Defaults Upon Senior Securities                                   28
Item 4.  Submission of Matters to a Vote of Security Holders               28
Item 5   Other information                                                 28
Item 6.  Exhibits                                                          28

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    As of February 28, 2009 and May 31, 2008

                                     ASSETS

                                                                 2/28/2009            5/31/2008
                                                                -----------          -----------
                                                                (unaudited)           (audited)
CURRENT ASSETS
  Cash                                                          $   113,889          $    44,248
  Accounts Receivable                                             1,126,374            1,576,852
  Loans and Notes Receivable                                            709                  273
  Due From Affiliate                                                568,645              717,076
  Prepaid Expenses                                                  871,857              125,043
  Inventory                                                         707,935              705,002
                                                                -----------          -----------

      TOTAL CURRENT ASSETS                                        3,389,409            3,168,494
                                                                -----------          -----------
FIXED ASSETS
  Property & Equipment, Net                                         263,122               35,408
                                                                -----------          -----------

      TOTAL FIXED ASSETS                                            263,122               35,408
                                                                -----------          -----------
OTHER ASSETS
  Deposits                                                           12,708                7,333
  Prepaid Media                                                  10,000,000           10,000,000
  Intangible Assets - Software & Intellectual Property            4,100,000                    0
  Goodwill                                                        5,121,763                    0

      TOTAL OTHER ASSETS                                         19,234,471           13,917,644
                                                                -----------          -----------

      TOTAL ASSETS                                              $22,887,002          $17,121,546
                                                                ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    As of February 28, 2009 and May 31, 2008

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   2/28/2009              5/31/2008
                                                                  ------------          ------------
                                                                   (unaudited)            (audited)
CURRENT LIABILITIES
  Accounts Payable & Accrued Expenses                             $    884,372          $  1,224,242
  Payroll Liabilities                                                    1,560                 8,349
  Due to affiliate & Shareholder                                        26,000             3,903,750
  Notes payable & Line of Credit                                       473,830               100,000
                                                                  ------------          ------------

      TOTAL CURRENT LIABILITIES                                      1,385,762             5,236,341
                                                                  ------------          ------------
LONG-TERM LIABILITIES
  Loans Payable                                                             --               413,827
  Convertible Notes Payable                                                 --               255,205
  Bond Payable                                                              --               733,308

      TOTAL LONG-TERM LIABILITIES                                           --             1,402,340
                                                                  ------------          ------------

TOTAL LIABILITIES                                                    1,385,762             6,638,681
                                                                  ------------          ------------
STOCKHOLDERS' EQUITY
  Convertible Preferred stock series A, $.001 par value,
   Authorized: 2,000,000
   Issued: 100,000 and 0 respectively                                      100                    --
  Common Stock
   Authorized: 200,000,000
   Issued: 43,200,000 and 17,000,000, respectively                      43,200                17,000
  Additional paid in capital                                        20,532,303             8,417,068
  Common Stock subscribed, not issued                                       --             2,812,300
  Accumulated income/(deficit)                                         925,637              (763,503)
                                                                  ------------          ------------

      TOTAL STOCKHOLDERS' EQUITY                                    21,501,240            10,482,865
                                                                  ------------          ------------

      TOTAL LIABILITIES AND EQUITY                                $ 22,887,002          $ 17,121,546
                                                                  ============          ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
       For the three months ending February 28, 2009 and February 29, 2008


                                             THREE MONTHS          THREE MONTHS
                                              02/28/2009            02/29/2008
                                             -----------           -----------
                                             (unaudited)           (unaudited)

REVENUE                                      $ 1,711,774           $   901,633

COST OF SERVICES                               1,315,703               721,495
                                             -----------           -----------

GROSS PROFIT OR (LOSS)                           396,071               180,138

GENERAL AND ADMINISTRATIVE EXPENSES              513,616               146,003
                                             -----------           -----------

OPERATING INCOME/(LOSS)                         (117,545)               34,135

INTEREST EXPENSE                                  13,838                    --
                                             -----------           -----------

OTHER INCOME                                       1,809                    --
                                             -----------           -----------

INCOME/(LOSS) BEFORE INCOME TAXES               (129,574)               34,135

PROVISION FOR INCOME TAXES
  Federal                                             --                    --
  State                                               --                    --
                                             -----------           -----------
NET INCOME/(LOSS)                            $  (129,574)          $    34,135
                                             ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
       For the nine months ending February 28, 2009 and February 29, 2008

                                                      NINE MONTHS             NINE MONTHS
                                                       2/28/2009               2/29/2008
                                                      ------------           ------------
                                                       (unaudited)            (unaudited)
REVENUE                                               $  4,935,843           $  4,060,655

COST OF SERVICES                                         3,993,737              3,369,045
                                                      ------------           ------------

GROSS PROFIT OR (LOSS)                                     942,106                691,610

GENERAL AND ADMINISTRATIVE EXPENSES                      1,231,017                586,246
                                                      ------------           ------------

OPERATING INCOME/(LOSS)                                   (289,911)               105,364

INTEREST EXPENSE                                            34,158                 20,320
                                                      ------------           ------------

GAIN ON SALE OF SUBSIDIARY                                 292,868                      0

OTHER INCOME                                               256,029                  4,220
                                                      ------------           ------------

INCOME/(LOSS) BEFORE INCOME TAXES                          225,828                 89,264

PROVISION FOR INCOME TAXES
Federal                                                          0                      0
State                                                            0                      0
                                                      ------------           ------------

NET INCOME/(LOSS)                                     $    225,828           $     89,264
                                                      ============           ============

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED          $       0.01           $       0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              39,370,220              4,000,000


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                             As of February 28, 2009

                                                                                        ADDITIONAL
                                               PREFERRED      COMMON         PAR         PAID IN        ACCUM        TOTAL
                                                 STOCK        STOCK         VALUE        CAPITAL       DEFICIT       EQUITY
                                                 -----        -----         -----        -------       -------       ------
Balance, May 31, 2008                                       34,000,000       34,000    $    21,000      699,809       754,809
                                                           -----------     --------    -----------    ---------   -----------
Common stock issued in a 2 for 1 forward
split on June 27, 2008

Common stock issued for acquisition                          1,500,000        1,500      2,623,503                  2,625,003
on July 18, 2008 at $1.75 per share

Common stock issued on July 18, 2008                         1,000,000        1,000      1,749,000                  1,750,000
for assignment of acquisition rights
at $0.75 per share

Preferred Stock issued as compensation        100,000               --          100             --                        100
during August 2008

Common stock issued as compensation                          1,000,000        1,000           (500)                       500
on September 1, 2008 at $0.001 per share

Common stock issued for prepaid media                        2,640,000        2,640      9,997,360                 10,000,000
on August 15, 2008 at $3.79 per share

Common stock issued for cash on                                100,000          100         99,900                    100,000
November 5, 2008 at $1.00 per share

Common stock issued for acquisition                            100,000          100        204,900                    205,000
on December 3, 2008 at $2.05 per share

Common stock issued for acquisition                            200,000          200        409,800                    410,000
on December 11, 2008 at $2.05 per share

Common stock for compensation                                   10,000           10         19,900                     20,000
on December 11, 2008 at $2.00 per share

Common stock issued for acquisition                            200,000          200        409,800                    410,000
on December 15, 2008 at $2.05 per share

Common stock issued for acquisition                          2,000,000        2,000      4,098,000                  4,100,000
on December 28, 2008 at $2.05 per share

Common stock issued for compensation                           500,000          500        499,500                    500,000
on December 29, 2008 at $1.00 per share

Common stock issued for compensation                           200,000          200        399,800                    400,000
on December 29, 2008 at $2.00 per share

Retroactively applied share issuance treated as a 2-to-1 stock split on December 29, 2008

Common stock returned to treasury stock                       (250,000)        (250)           250                          0
at par on December 30, 2008

Net income (loss)                                                                                       225,828       225,828
                                              -------      -----------     --------    -----------    ---------   -----------
BALANCE, FEBRUARY 28, 2009                    100,000       43,200,000     $ 43,200    $20,532,303    $ 925,637   $21,501,240
                                              =======      ===========     ========    ===========    =========   ===========

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
       For the nine months ending February 28, 2009 and February 29, 2008

                                                                            NINE MONTHS         NINE MONTHS
                                                                             2/28/2009           2/29/2008
                                                                             ---------           ---------
                                                                            (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $ 225,828              89,264
                                                                             ---------           ---------
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
  ADJUSTMENTS FOR CHARGES NOT REQUIRING OUTLAY OF CASH:
    Depreciation and Amortization                                                6,256               8,483
    Common stock issued as compensation and expenses                           920,100                  --
    Note in connection with break-up fee                                      (250,000)                 --
    Gain on Sale of Subsidiary                                                (292,868)                 --
  CHANGES IN OPERATING ASSETS AND LIABILITITES:
    Accounts Receivable                                                        450,478              85,628
    Inventory                                                                   (2,993)             (1,428)
    Prepaid Expenses and other current assets                                 (746,814)             (1,200)
    Accounts Payable & Accrued Expenses                                       (346,658)           (167,780)
    Deposits                                                                    (5,375)               (519)
                                                                             ---------           ---------

          TOTAL ADJUSTMENTS TO NET INCOME                                     (267,814)            (76,816)
                                                                             ---------           ---------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (41,986)             12,448
                                                                             ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Furniture & Equipment                                                          2,215                (470)
                                                                             ---------           ---------

          NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES             (2,215)               (470)
                                                                             ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Proceeds from stock issuance                                            100,000                  --
  Cash Received from Affiliate                                                   9,412                 400
  Cash (Paid)/Received on notes payable                                             --              (2,528)

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  109,412              (2,128)
                                                                             ---------           ---------
CASH RECONCILIATION
  Net increase (decrease) in cash and cash equivalents                          69,641               9,850
  Cash and cash equivalents - beginning balance                                 44,248              15,911
                                                                             ---------           ---------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                              $ 113,889           $  25,761
                                                                             =========           =========

   The accompanying notes are an integral part of these financial statements.

DOMARK INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009 and 2008

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

Executive Sports, Tickets and Entertainment, Inc. is a wholly owned subsidiary of Domark and is engaged in the business of sports concierge packages and event management for individuals and groups to major US sports events such as the Super Bowl, the Masters, the US Open, Kentucky Derby and PGA Championship.

Emerging Growth Advisors, Inc. is a wholly owned subsidiary of Domark and is engaged in the business of providing Sarbannes Oxley compliance solutions and GRC services to small and mid cap public entities.

ECFO Corporation is a wholly owned subsidiary of Domark and is engaged in the business of tax preparation and accounting.

Crowley and Company is a wholly owned subsidiary of DoMark and is engaged in the business of advertising specialties, graphic design and advertising marketing services.

NOTE 2 -  BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended May 31, 2008.

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

On August 31, 2008 the Company issued 500,000 common shares to its Director, Richard Altman, as compensation.

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

On December 11, 2008, the Company executed an asset purchase agreement between Crowley and Company Advertising, Inc., a Florida corporation ("C&C") and Domark The "Domark"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of C&C in and to all of the assets of C&C used exclusively in their business in return for one hundred thousand (100,000) shares of Domark common stock.

On December 16, 2008, the Company's management executed an agreement for the exchange of common stock between ECFO and Domark whereby pursuant to the terms and conditions of that Agreement, Domark acquired all the shares in ECFO in return for an issuance of One Hundred Thousand (100,000) shares of Domark common stock. Accordingly, ECFO became a wholly owned subsidiary of Domark.

On December 29, 2008, the Company executed an asset purchase agreement between Emerging Growth Advisors, LLC, a Florida limited liability company ("EGA") and Domark (the "Domark"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of EGA in and to all of the assets of EGA used exclusively in their business in return for one million (1,000,000) shares of Domark common stock. In addition, on December 28, 2008, the Agreement was amended to waive the closing condition of minimum capital raise of $250,000. The Amendment is attached hereto as Exhibit 10.2. EGA is engaged in the business of marketing, designing and distributing consulting services for small cap public companies and owns certain hardware, software and other assets and intellectual property in connection with their business.

During December 2008, the Company issued 355,000 shares to related parties as prepaid expenses for a value of $920,000.

NOTE 5 - ACCOUNTS RECEIVABLE & PREPAID

At the end of the nine month period ending February 28, 2009, the Company's accounts receivable balance is as follows:

                          Javaco           $1,100,266
                          Crowley              14,569
                          ECFO                 11,539
                                           ----------
                                           $1,126,374
                                           ==========

During August 2008, the Company issued 1,320,000 shares of common stock in exchange for prepaid media to Media 4 Equity, Inc.

During December 2008, the Company issued 355,000 shares as prepaid expenses for a value of $920,000.

NOTE 6 - LIABILITIES

On December 17, 2008, we terminated an Investment Agreement with Dutchess Private Equities, L.P.

The Company is reporting loans payable of $473,380. $444,930 reflects the financing of operating capital in Javaco and $28,900 reflects two unsecured demand notes payable in Domark.

NOTE 7 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 8 - EQUITY

During the nine months ended February 28, 2009:

Quarter Ended                                  Stock Issued        Cash Received
-------------                                  ------------        -------------
Forward Split                                   34,000,000                    --
Javaco Inc. Stock Purchase                       1,500,000                    --
SportsQuest, Inc. Right Agreement                1,000,000                    --
Stock issued for compensation                    1,000,000                    --
Media4, Inc. Asset purchase                      2,640,000                    --
Stock issued for cash                              100,000           $   100,000
ESE Stock Purchase                                 100,000                    --
Crowley Asset Purchase                             200,000                    --
Stock issued for compensation                       10,000                    --
ECFO Stock Purchase                                200,000                    --

EGA Asset Purchase                               2,000,000                    --
Stock issued for compensation                      500,000                    --
Stock issued for compensation                      200,000                    --
Stock returned to treasury                        (250,000)                   --
                                               -----------           -----------
Total Issued                                    43,200,000           $   100,000
                                               ===========           ===========

During the nine months ended February 28, 2009, the Company issued 9,200,000 shares of its common stock: 4,725,000 in a 2 for 1 forward split, 750,000 shares of common stock for the purchase of Javaco, Inc., 500,000 shares of common stock as director compensation, 500,000 shares of common stock to SportsQuest, Inc. as consideration of the assignment to DoMark of the Acquisition Agreement of Javaco, Inc, 1,320,000 common shares as payment for $10 million dollars in print and radio advertising credits,50,000 of common shares issued for cash at $2.00 per share, 150,000 shares issued in stock exchanges, 1,100,000 shares in asset Acquisitions, 355,000 for prepaid expenses, and 250,000 shares were returned to treasury.

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

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to the date of filing, the Company has put a Directors & Officers insurance policy into place through Carolina Casualty.

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

On August 18, 2008, DoMark retained E & E Communications, Laguna Hills, Ca. to assist with its investor and public relations activities.

On October 20, 2008, we executed an agreement between Mecanismo Corp., a Nevada Corporation, Domark and R. Thomas Kidd (the "Domark"), whereby pursuant to the terms and conditions of that Agreement, Mecanismo Corp. acquired nine million, nine hundred and seventy three thousand, three hundred and ninety seven (9,973,397) shares of SportsQuest, Inc. common stock and one hundred thousand (100,000) shares of SportsQuest, Inc. preferred stock held by us. As consideration for this acquisition, the judgment arising from CASE BC 359831 LOS ANGELES SUPERIOR COURT Veridigm Inc (f/k/a E-Notes Systems Inc (DE) (the "Plaintiff"), against TotalMed Systems, Inc., (the "Defendant") was assigned to Domark and Domark received a promissory note in the amount of One Hundred Thousand Dollars ($100,000). Consequently, Domark is no longer a controlling shareholder of SportsQuest, Inc.

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

RESULTS OF OPERATIONS

Revenues for the nine months ended February 28, 2009 increased to $4,935,843 from $4.060,655 for the nine months ended February 28, 2007 . Our future revenue plan is dependent on our ability to effectively deploy assets and services to maximize organic growth of our subsidiaries and close new viable acquisitions in the business sectors of Sports, Technology, Medicine, Energy, and Business Services, to provide value to our shareholders.

General and administrative expenses for the nine months ended February 28, 2009 increased to $1,231,017 from $586,246 for the nine months ended February 28, 2009. The increase in general and administrative expenses relates to increased costs of being a public reporting company, including costs associated with our filings with the U.S. Securities and Exchange Commission which matches with our overall business plan, and new operating expenses as a result of acquisitions.

The Company realized net income (loss) of ($129,574), for the Nine months ended February 28, 2009 compared to net income of $34,135 for the nine months ended February 28, 2008, primarily as a result of increased costs associated with public reporting status and stock based compensation.

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

The Company's net cash provided by (used in) operating activities for the nine months ending February 28, 2009 was $113,889 compared to $44,248 as of the year ended May 31, 2008.

Accounts  receivable  decreased  from  $1,126,374  for the  nine  months  ending
February 28, 2009 compared to $1,576,852 as of the year ended May 31, 2008, primarily due to the holiday season adjustments by our customers.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended February 28, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except as discussed below, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity except as follows: The Company was named as a defendant in a claim by Andresen and Associates. The Company entered into a settlement agreement with Andresen and Associates and paid a settlement in full to Andresen and Associates on April 10, 2009.

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

OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT.

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

As of February 28, 2009, we had 43,200,000 shares of common stock issued and outstanding.

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

On December 11, 2008, the Company executed an asset purchase agreement between Crowley and Company Advertising, Inc., a Florida corporation ("C&C") and Domark The "Domark"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of C&C in and to all of the assets of C&C used exclusively in their business in return for one hundred thousand (100,000) shares of Domark common stock.

On December 16, 2008, the Company's management executed an agreement for the exchange of common stock between ECFO and Domark whereby pursuant to the terms and conditions of that Agreement, Domark acquired all the shares in ECFO in return for an issuance of One Hundred Thousand (100,000) shares of Domark common stock. Accordingly, ECFO became a wholly owned subsidiary of Domark.

On December 29, 2008, the Company executed an asset purchase agreement between Emerging Growth Advisors, LLC, a Florida limited liability company ("EGA") and Domark (the "Domark"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of EGA in and to all of the assets of EGA used exclusively in their business in return for one million (1,000,000) shares of Domark common stock. In addition, on December 28, 2008, the Agreement was amended to waive the closing condition of minimum capital raise of $250,000. The Amendment is attached hereto as Exhibit 10.2. EGA is engaged in the business of marketing, designing and distributing consulting services for small cap public companies and owns certain hardware, software and other assets and intellectual property in connection with their business.

During December 2008, the Company issued 355,000 shares to related parties as prepaid expenses for a value of $920,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended February 28, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended February 28, 2009.

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

                                DoMark International, Inc.
                                     Registrant


Date: April 15, 2009            By: /s/ R. Thomas Kidd
                                    --------------------------------------------
                                    R. Thomas Kidd
                                    Chief Executive Officer (Principal Executive
                                    Officer, Principal Financial Officer)