Form 10-K/A
period 2008-05-31
Domark International Inc.
filed 2009-08-28
CIK 1365160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          FORM 10-K/A (AMENDMENT NO. 1)

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

                       Documents Incorporated By Reference
                                      None

                                TABLE OF CONTENTS

PART I
ITEM 1.  BUSINESS                                                              3
ITEM 1A. RISK FACTORS                                                          4
ITEM 2.  PROPERTIES                                                            9
ITEM 3.  LEGAL PROCEEDINGS                                                     9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   9

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                    10
ITEM 6.  SELECTED FINANCIAL DATA                                              12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                12
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           16
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          17
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                 42
ITEM 9A. CONTROLS AND PROCEDURES                                              43
ITEM 9B. OTHER INFORMATION                                                    44

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
         CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT.                                                        44
ITEM 11. EXECUTIVE COMPENSATION                                               45
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      48
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE                                                         50
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                               51

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                           52

SIGNATURES                                                                    53

                                     PART I

ITEM 1. BUSINESS.

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

ITEM 1A. RISK FACTORS.

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

ITEM 2. PROPERTIES.

As of fiscal year end May 31, 2008, the Company maintains its corporate executive office in Oviedo, Florida. The CEO of the Company has been providing the office space at no charge to the Company as a courtesy to the Company.

ITEM 3. LEGAL PROCEEDINGS.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

                                                          High           Low
                                                          ----           ---
Fiscal Year Ended May 31, 2007
  First Quarter (June - August, 2006)                     $   0         $   0
  Second Quarter (September - November 2006)              $   0         $   0
  Third Quarter (December - February 2007)                $   0         $   0
  Fourth Quarter (March - May 2007)                       $   0         $   0

Fiscal Year Ended May 31, 2008
  First Quarter (June - August, 2007)                     $   0         $   0
  Second Quarter (September - November 2007)              $   0         $   0
  Third Quarter (December - February 2008)                $   0         $   0
  Fourth Quarter (March - May 2008)                       $3.80         $1.60

On August 31, 2008, the closing bid price of our common stock was $3.80

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

On August 13, 2008, DoMark entered into an investment agreement and registration rights agreement with Dutchess Private Equities, LTD. The investment agreement, in the form of an equity funding commitment, provides for the right by the company at its discretion to require Dutchess to purchase up to $50 million of the Company's common stock at a seven percent discount to market over the 36 months following the registration statement being declared effective by the Securities and Exchange Commission. DoMark intends to file a registration statement in the near future.

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

General and administrative expenses for the fiscal 2008 increased to $1,007,476 as compared to fiscal 2007 of $12,460 a 7,986% increase. This increase is attributed to the Company's increase in acquisitions and issuance of stock for assets delivered.

Interest expense for fiscal 2008 increased to $245,643 as compared to fiscal 2007 of $0.00 a 100% increase. This increase is a result of embedded warrants in certain bond and loan payables of our subsidiary SportsQuest, Inc. which required us to accrue for the beneficial conversations feature in theses derivatives.

The loss for fiscal 2007 increased to ($1,422,478) as compared to fiscal 2007 of($12,460). The increase is due to the increase in non cash transactions for assets delivered.

No tax benefit was recorded on the expected operating loss for fiscal 2008 and 2007 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

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

Cash provided by financing activities was $647,313 for fiscal 2008 as compared to $50,000 for fiscal 2007. Financing activities primarily consisted of proceeds from bond and loan payables from third parties. We do not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal period. We received proceeds from the our bond issuance of $733,308 we received proceeds from our loan payables of $255,205 and have advanced proceeds to our affiliate of ($341,200)

On August 13, 2008, DoMark has entered into an investment agreement and registration rights agreement with Dutchess Private Equities, LTD. The investment agreement, in the form of an equity funding commitment, provides for the right by the company at its discretion to require Dutchess to purchase up to $50 million of the Company's common stock at a seven percent discount to market over the 36 months following the registration statement being declared effective by the Securities and Exchange Commission. DoMark intends to file a registration statement in the near future.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do hold any derivative instruments but do not engage in any hedging activities. We are in the business of acquiring successfully operating subsidiaries to build the value of our Company.

ITEM 8. FINANCIAL STATEMENTS.

                           DOMARK INTERNATIONAL, INC.
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:
  Kramer Weisman and Associates LLP                                          18

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:
  Chang G. Park, CPA, Ph.D.                                                  19

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet at May 31, 2008 and 2007                        20

  Consolidated Statements of Operations for the years ended
  May 31, 2008 and 2007                                                      21

  Consolidated Statements of Stockholders' Equity for the years
  ended May 31, 2008 and 2007                                                22

  Consolidated Statements of Cash Flows for the years ended
  May 31, 2008 and 2007                                                      23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   24

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


/s/ Kramer Weisman and Associates LLP
----------------------------------------------
Kramer Weisman and Associates LLP
Davies, Florida
August 3, 2009

                           Chang G. Park, CPA, Ph. D.
              * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615
                 * TELEPHONE (858)722-5953 * FAX (858) 408-2695
                           FAX (858) 764-5480 * E-MAIL
                             changgpark@gmail.com *
--------------------------------------------------------------------------------


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


/s/ Chang G. Park
-----------------------------
CHANG G. PARK, CPA

August 28, 2007
San Diego, CA. 91910

                           DOMARK INTERNATIONAL, INC.
                                  CONSOLIDATED
                                  BALANCE SHEET
                                  (As Restated)
                       As of May 31, 2008 and May 31, 2007

                                                    Originally              As
                                                      Filed              Restated
                                                    5/31/2008            5/31/2008            5/31/2007
                                                   -----------          -----------          -----------
CURRENT ASSETS
  Cash                                             $    38,906          $    38,906          $    40,672
  Inventory                                              1,232                1,232                1,232
                                                   -----------          -----------          -----------

      Total Current Assets                              40,138               40,138               41,904
                                                   -----------          -----------          -----------

OTHER CURRENT ASSETS
  Investment in unconsolidated subsidiary            3,903,750            3,903,750                   --
  Due From Related Party                               717,076              717,076                   --
  Deposits                                               3,000                3,000                   --
  Prepaid Expenses                                  10,000,000           10,000,000                1,200
  Prepaid Packages                                     125,043              125,043                   --
                                                   -----------          -----------          -----------

      Total Other Current Assets                    14,748,869           14,748,869                1,200
                                                   -----------          -----------          -----------
FIXED ASSETS
  Furniture & Equipment - Net                            7,340                7,340                  296
                                                   -----------          -----------          -----------

      Total Fixed Assets                                 7,340                7,340                  296
                                                   -----------          -----------          -----------

      TOTAL ASSETS                                 $14,796,347          $14,796,347          $    43,400
                                                   ===========          ===========          ===========


    The accompanying notes are an integral part of these financial statements

                           DOMARK INTERNATIONAL, INC.
                                  CONSOLIDATED
                                  BALANCE SHEET
                                  (As Restated)
                       As of May 31, 2008 and May 31, 2007

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     Originally                 As
                                                        Filed                Restated
                                                      5/31/2008              5/31/2008              5/31/2007
                                                    ------------           ------------           ------------
CURRENT LIABILITIES
  Accounts payable                                  $     73,739           $     73,739           $         --
  Payroll Liabilities                                     15,947                 15,947                     --
  Notes from Affiliates                                3,903,750              3,903,750                  1,200
                                                    ------------           ------------           ------------

      Total Current Liabilities                        3,993,436              3,993,436                  1,200
                                                    ------------           ------------           ------------

LONG-TERM LIABILITIES
  Convertible Notes Payable                              255,205                255,205                     --
  Bond Payable                                           733,308                733,308                     --
                                                    ------------           ------------           ------------

      Total Long-Term Liabilities                        988,513                988,513                     --
                                                    ------------           ------------           ------------

      TOTAL LIABILITIES                                4,981,949              4,981,949                  1,200
                                                    ------------           ------------           ------------

MINORITY INTEREST IN SUBSIDIARY                               --               (387,617) **                 --
                                                    ------------           ------------           ------------

STOCKHOLDERS' EQUITY
  Common Stock, $0.001 par value
   Authorized: 75,000,000
   Issued: 8,500,000 and 2,000,000, respectively           8,500                  8,500                  2,000
  Common Stock subscribed, not issued                  2,812,300              2,812,300                     --
  Additional paid in capital                           8,425,568              8,425,568                 53,000
  Accumulated deficit                                 (1,431,970)            (1,044,353)               (12,800)
                                                    ------------           ------------           ------------

      Total Stockholders' Equity                       9,814,398              9,814,398                 42,200
                                                    ------------           ------------           ------------

      TOTAL LIABILITIES AND EQUITY                  $ 14,796,347           $ 14,796,347           $     43,400
                                                    ============           ============           ============


    The accompanying notes are an integral part of these financial statements

                           DOMARK INTERNATIONAL, INC.
                             STATEMENT OF OPERATIONS
                                  (As Restated)
           For the twelve months ending May 31, 2008 and May 31, 2007

                                                  Originally                As
                                                     Filed               Restated
                                                   12 MONTHS             12 MONTHS             12 MONTHS
                                                   5/31/2008             5/31/2008             5/31/2007
                                                  -----------           -----------           -----------
REVENUE                                           $    15,750           $    15,750           $        --

COST OF SERVICES                                           --                    --                    --
                                                  -----------           -----------           -----------

GROSS PROFIT OR (LOSS)                                 15,750                15,750                    --

GENERAL AND ADMINISTRATIVE EXPENSES                 1,007,476             1,007,476                12,460
                                                  -----------           -----------           -----------

OPERATING INCOME/(LOSS)                              (991,726)             (991,726)              (12,460)
                                                  -----------           -----------           -----------

INTEREST EXPENSE                                      245,653               245,653                    --

GAIN ON SALE OF SUBSIDIARY                                 --                    --                    --

GAIN ON SALE OF ASSETS                                  7,743                 7,743                    --

IMPAIRMENT OF ASSETS                                  189,534               189,534                    --
                                                  -----------           -----------           -----------

INCOME/(LOSS) BEFORE INCOME TAXES                  (1,419,170)           (1,419,170)              (12,460)

PROVISION FOR INCOME TAXES
  Federal                                                  --                    --                    --
  State                                                    --                    --                    --
                                                  -----------           -----------           -----------

NET INCOME/(LOSS)                                 $(1,419,170)          $(1,419,170)          $   (12,460)
                                                  -----------           -----------           -----------

MINORITY INTEREST IN SUBSIDIARY'S INCOME                   --                (3,308) **                --
                                                  -----------           -----------           -----------

CONSOLIDATED NET INCOME                           $(1,419,170)          $(1,422,478)          $   (12,460)
                                                  ===========           ===========           ===========

Earnings (loss) per share, basic                  $     (0.70)          $     (0.70)          $     (0.01)

Weighted average number of common shares            2,037,931             2,037,931             1,230,137


    The accompanying notes are an integral part of these financial statements

----------
** The Company has adopted SFAS 154-Accounting Changes and Error Corrections as a result of the omission of a line item on the balance sheet that reflects the value of the minority interest in its 79% owned subsidiary SportsQuest. This Statement defines restatement as the revising of previously issued financial statements to reflect the correction of an error.

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

DOMARK INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED MAY 31, 2008 AND 2007
--------------------------------------------------------------------------------

                                                                           2008                  2007
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                    $(1,419,170)          $   (12,460)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                             449                     5
     Common stock issued for services                                       74,980                    --
     Common stock subscribed, not issued                                 2,812,300                    --
     Commons stock issued for assets                                    (2,330,712)                   --
     Bond issuance                                                         170,000                    --
     Warrants issued                                                       804,800                    --
  Changes in operating assets and liabilities:
     Prepaid and other current assets                                     (123,843)               (2,432)
     Accounts payable                                                       73,739                  (340)
     Accrued expenses and other liabilities                                 15,947                 1,200
     Deposits                                                               (3,000)                   --
                                                                       -----------           -----------
          Net cash provided (used) in operating activities                  75,490               (14,027)
                                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchasing of equipment                                                   (7,493)                 (301)
  Note receivable affiliates                                              (717,076)                   --
                                                                       -----------           -----------
          Net cash (used in) provided by investing activities             (724,569)                 (301)
                                                                       -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received on bond payable                                            733,308                    --
  Advances from related party                                             (341,200)                   --
  Cash received on loans payable                                           255,205                    --
  Proceeds from sale of common stock                                            --                50,000
                                                                       -----------           -----------
          Net cash provided by financing activities                        647,313                50,000
                                                                       -----------           -----------

(DECREASE) INCREASE IN CASH                                                 (1,766)               35,672
CASH, BEGINNING OF YEAR                                                     40,672                 5,000
                                                                       -----------           -----------
CASH, END OF YEAR                                                      $    38,906           $    40,672
                                                                       ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                        $   245,643           $        --
                                                                       ===========           ===========
  Common stock issued for services                                     $    75,000           $        --
                                                                       ===========           ===========
  Value of warrants from convertible note payable                      $   804,800           $        --
                                                                       ===========           ===========
  Common stock subscribed, not issued                                  $ 2,812,300           $        --
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

DOMARK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MAY 31, 2008 AND 2007
--------------------------------------------------------------------------------

NOTE 1 - BACKGROUND

The consolidated financial statements of DoMark International, Inc. include the accounts of its majority-owned subsidiary, SportsQuest of 79%. The remaining 21% minority equity interest is disclosed under a separate line item in the financial statements.

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

Prior to the share exchange, Domark was formerly a development stage company and therefore the pooling method was used for the acquisition. Considered a reverse merger under the guidance of SFAS 141, Domark is considered the legal parent and SportsQuest is considered the accounting acquirer.

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

On August 17, 2007, SportsQuest, Inc., a majority owned subsidiary of the Company, entered into a Stock Issuance, Assumption and Release Agreement (the "Assumption Agreement"), by and among SportsQuest, Inc. and Greens Worldwide Incorporated ("Greens") and AJW Partners, LLC, AJW Offshore, Ltd., AJW Qualified

Partners, LLC and New Millennium Capital Partners II, LLC (collectively, the "Greens Worldwide Investors"). The transactions contemplated by the Assumption Agreement include the following:

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

CONCENTRATION OF CREDIT RISK

The Company maintains its operating cash balances in banks in Oviedo Florida. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

RECONCILING ADJUSTMENTS TO CASH FLOW

The Company is using the indirect method of reporting cash flow. Information about all investing and financing activities of the Company that affect recognized assets or liabilities but that do not result in cash receipts or cash payments in the period are reported in the cash flow statement as adjustments for charges not requiring outlay of cash and receipt of cash.

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

NOTE 5 - PREPAID ASSETS

In April 2007, the Company entered into an agreement with Media4Equity, Inc. ("M4E") for media production and placement. M4E produces and distributes nationally syndicated print and radio features for its clients in exchange for equity in its clients' business. The agreement stipulates that the sponsorship value of each aired radio feature and each published print feature shall be equivalent to each respective radio station's or newspaper's official ad rate policy, for a total value of $10M. In consideration of M4E's performance, the Company shall transfer to M4E a number of restricted shares of common stock, which shall have a market value of $3.3M. If the market value of all stock transferred to M4E is below $3.3M, the Company shall transfer to M4E a number of restricted common shares necessary for M4E's stock position in the Company to have a value of $3.3M. The share valuation is calculated as 90% of the closing prices of the Company's common stock for the five trading days immediately preceding the initial transfer or any subsequent valuation day. This agreement was terminated on August 13, 2008.

NOTE 6 - NOTES PAYABLE

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

Effective January 1, 2008, the Company entered into a consulting agreement with Rick Altmann, one of the Company's directors. The agreement is for a term of five years. As compensation for services, he will receive a monthly fee of $6,000, payable on the first and 15th of each month for 2008, $7,000 per month for 2009, and $8,000 per month for 2010 and thereafter. The Company may pay up to a mutually agreeable amount of fees in common stock of the Company. The Consultant is responsible for all expenses that may be incurred in performing the consulting services, including, but not limited to, travel, third party expenses, and copying and mailing expenses unless otherwise pre-approved by the Company. Mr. Altmann also received 500,000 shares of Common stock as compensation for serving as a Director.

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

\
Financial Statement Position ("FSP") FAS No. 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS No. 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

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

NOTE 13 - ACCOUNTING CHANGES AND ERROR CORRECTIONS

The Company has adopted SFAS 154-Accounting Changes and Error Corrections as a result of the omission of a line item on the balance sheet that reflects the value of the minority interest in its 79% owned subsidiary SportsQuest. This Statement defines RESTATEMENT as the revising of previously issued financial statements to reflect the correction of an error.

NOTE 14 - SUBSEQUENT EVENTS

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

ITEM 9A. CONTROLS AND PROCEDURES.

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

ITEM 9B. OTHER INFORMATION.

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

ITEM 11. EXECUTIVE COMPENSATION.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 17,750,000 shares beneficially owned as of May 31, 2008. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person; 1809 East Broadway # 125, Oviedo, FL 32795.

    Name and Address                      Shares Owned (1)         Common Stock
    ----------------                      ----------------         ------------

R. Thomas Kidd & Joan Kidd                  6.5 million               36.62%
1809 East Broadway # 125
Oviedo, Fl  32795

Richard Altmann*                              0                           0%
1809 East Broadway # 125
Oviedo, Fl  32795

Scott Sieck                                 2.0 million               23.53%
1809 East Broadway # 125
Oviedo, Fl  32795

All such directors
 as a group (3 persons)                     8.5 million                47.9%

----------
* The Altmann is to receive 250,000 shares.

CHANGES IN CONTROL

We are not aware of any arrangements that may result in a change in control of the Company.
DESCRIPTION OF SECURITIES

GENERAL

Our authorized capital stock consists of 75,000,000 shares of common stock, par value $.001.

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

OPTIONS AND WARRANTS:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibits

   3.1     Articles of Incorporation (1)
   3.1     Amendments to Articles of Incorporation - Fourth Article (1)
   3.1     Amendment to Articles of Incorporation - Name Change (1)
  14.1     Code of Ethics (2)
  21       Subsidiaries (2)
  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act. (2)
  31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (2)
  32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act. (2)
  32.2 Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (2)
  99.1     Audit Committee Charter (2)
  99.2     Compensations Committee Charter (2)

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

                                 DOMARK INTERNATIONAL, INC., Registrant


Date: August 28, 2009            By: /s/ R. Thomas Kidd
                                     -------------------------------------------
                                     R. Thomas Kidd
                                     Chairman, President Chief Executive Officer


Date: August 28, 2009            By: /s/ R. Thomas Kidd
                                     -------------------------------------------
                                     R. Thomas Kidd
                                     Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of August 2009.


/s/ R. Thomas Kidd                  Chief Executive Officer, Principal Financial
--------------------------------    Officer and Director
R. Thomas Kidd


/s/ Richard Altmann                 Director
--------------------------------
R. Richard Altmann


/s/ Scott Sieck                     Director
--------------------------------
Scott Sieck