Form 10-Q/A
period 2009-02-28
Domark International Inc.
filed 2009-08-28
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                           DOMARK INTERNATIONAL, INC.
                           INDEX TO FORM 10-Q/A FILING
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2009

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)            3
           Condensed Consolidated Balance Sheets                            3
           Condensed Consolidated Statements of Income                      5
           Statement of Stockholders' Equity                                7
           Condensed Consolidated Statement of Cash Flows                   8
           Notes to Condensed Consolidated Financial Statements             9

Item 2.  Management Discussion & Analysis of Financial Condition
          and Results of Operations                                        21

Item 3   Quantitative and Qualitative Disclosures About Market Risk        26

Item 4.  Controls and Procedures                                           26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 28

Item 1A. Risk Factors                                                      28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       32

Item 3.  Defaults Upon Senior Securities                                   33

Item 4.  Submission of Matters to a Vote of Security Holders               33

Item 5   Other information                                                 33

Item 6.  Exhibits                                                          33

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

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
       For the nine months ending February 28, 2009 and February 29, 2008

                                                                            NINE MONTHS         NINE MONTHS
                                                                             2/28/2009           2/29/2008
                                                                             ---------           ---------
                                                                            (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $ 225,828              89,264
                                                                             ---------           ---------
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
  ADJUSTMENTS FOR CHARGES NOT REQUIRING OUTLAY OF CASH:
    Depreciation and Amortization                                                6,256               8,483
    Common stock issued as compensation and expenses                           920,100                  --
    Note in connection with break-up fee                                      (250,000)                 --
    Gain on Sale of Subsidiary                                                (292,868)                 --
  CHANGES IN OPERATING ASSETS AND LIABILITITES:
    Accounts Receivable                                                        450,478              85,628
    Inventory                                                                   (2,993)             (1,428)
    Prepaid Expenses and other current assets                                 (746,814)             (1,200)
    Accounts Payable & Accrued Expenses                                       (346,658)           (167,780)
    Deposits                                                                    (5,375)               (519)
                                                                             ---------           ---------

          TOTAL ADJUSTMENTS TO NET INCOME                                     (267,814)            (76,816)
                                                                             ---------           ---------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (41,986)             12,448
                                                                             ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Furniture & Equipment                                                          2,215                (470)
                                                                             ---------           ---------

          NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES             (2,215)               (470)
                                                                             ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Proceeds from stock issuance                                            100,000                  --
  Cash Received from Affiliate                                                   9,412                 400
  Cash (Paid)/Received on notes payable                                             --              (2,528)
                                                                             ---------           ---------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  109,412              (2,128)
                                                                             ---------           ---------
CASH RECONCILIATION
  Net increase (decrease) in cash and cash equivalents                          69,641               9,850
  Cash and cash equivalents - beginning balance                                 44,248              15,911
                                                                             ---------           ---------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                              $ 113,889           $  25,761
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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations" (SFAS 141). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes" (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. Upon adoption, SFAS 141(R) will not have a significant impact on our consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

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

On JULY 24, 2008, we executed an asset purchase agreement with TotalMed Systems, Inc., a Florida corporation ("TotalMed"), whereby pursuant to the terms and conditions of that Agreement, we completed the purchase of certain assets. The Closing of the transaction occurred on August 6, 2008.

As consideration for the certain assets of TotalMed, we agreed to pay TotalMed issued and outstanding shares of our common stock that will have the aggregate value of six million Dollars ($6,000,000), determined by dividing the average closing price for the 5 days prior to the Closing ($2.34), which sum may be reduced based on contingencies described in the Agreement. The Closing of the transaction occurred on August 6, 2008, however the transaction was rescinded by mutual agreement of the Company and TotalMed and TotalMed agreed to pay the Company $250,000 in a break-up fee on September 8, 2008.

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

RECONCILING ADJUSTMENTS TO CASH FLOW

The Company is using the indirect method of reporting cash flow. Information about all investing and financing activities of the Company that affect recognized assets or liabilities but that do not result in cash receipts or cash payments in the period are reported in the cash flow statement as adjustments for charges not requiring outlay of cash.

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

BUSINESS COMBINATIONS

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations" (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the PURCHASE METHOD) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

     a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.

     b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

     c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. SFAS 141(R) will not have a significant impact on our consolidated financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing U.S. Generally Accepted Accounting Principles (GAAP).

NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51

In December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 "Consolidated Financial Statements" to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The does not expect the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

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

On August 13, 2008, the Company entered into a new agreement with Media4Equity, Inc. for the same services described in the above April 2007 agreement. The terms of the new agreement provide for $10M dollars in radio and print advertising. The Company has one year to begin its campaign and once commenced, the redemption of the media credit must be completed within three years. In consideration of M4E's commitment of media credit, the Company must transfer to M4E, within five days of the effective date, One Million Three Hundred Twenty Thousand (1,320,000) shares of the Company's restricted common stock, valued at $0.001 per share. The Company issued 1,320,000 shares of common stock upon closing of the agreement.

During December 2008, the Company issued 355,000 shares as prepaid expense for a value of $920,000.

NOTE 6 - LIABILITIES

The Company entered into a Small Business Administration line of credit on March 11, 2008 in the amount of $200,000 with final payment due on the 48th month.

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
                                               ===========           ===========

During the nine months ended February 28, 2009, the Company issued 9,200,000 shares of its common stock: 4,725,000 in a 2 for 1 forward split, 750,000 shares of common stock for the purchase of Javaco, Inc., 500,000 shares of common stock as director compensation, 500,000 shares of common stock to SportsQuest, Inc. as consideration of the assignment to DoMark of the Acquisition Agreement of Javaco, Inc, 1,320,000 common shares as payment for $10 million dollars in print and radio advertising credits, 50,000 of common shares issued for cash at $2.00 per share, 150,000 shares issued in stock exchanges, 1,100,000 shares in asset Acquisitions, 355,000 for prepaid expenses, and 250,000 shares were returned to treasury.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q/A, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

REVENUES

Revenue from product sales is recognized upon shipment to customers at which time such customers are invoiced. Units are shipped under the terms of FOB shipping point when determination is made that collectability is probable. Revenues for services are recognized upon completion of the services. For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services. The Company has adopted the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

RESULTS OF OPERATIONS

The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. Revenues for the year ended December 31, 2008 were minimal and accordingly, the Company does not have separately reportable segments as defined by Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF A ENTERPRISE AND RELATED INFORMATION.

Revenues for the nine months ended February 28, 2009 increased to $4,935,843 from $4,060,655 for the nine months ended February 28, 2007. Revenue reported for the current and prior nine months is primarily income earned by our wholly owned subsidiary, Javaco, Inc. Our future revenue plan is dependent on our ability to effectively deploy assets and services to maximize organic growth of our subsidiaries and close new viable acquisitions in the business sectors of Sports, Technology, Medicine, Energy, and Business Services, to provide value to our shareholders.

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

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

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

ITEM 5. OTHER INFORMATION

Effective January 22, 2008, we affected a two for one forward stock split. Without any action by our shareholders, one additional share of common stock will be issued for each share held by the shareholder. There is no information with respect to which information is not otherwise called for by this form.

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

                                DoMark International, Inc.
                                     Registrant


Date: August 28, 2009           By: /s/ R. Thomas Kidd
                                    --------------------------------------------
                                    R. Thomas Kidd
                                    Chief Executive Officer (Principal Executive
                                    Officer, Principal Financial Officer)