Form 10-K
period 2009-05-31
Domark International Inc.
filed 2009-10-16
CIK 1365160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                     For the Fiscal Year Ended May 31, 2009
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                       Commission File Number: 333-136247

                           DoMark International, Inc.
           (Name of small business issuer as specified in its charter)

       Nevada                                                20-4647578
State of Incorporation                           IRS Employer Identification No.

                         3551 W Lake Mary Blvd, Ste 209
                               Lake Mary, FL 32746
                    (Address of principal executive offices)

                             1809 East Broadway #125
                              Oviedo, Florida 32765
          (Former name or former address, if changed since last report)

        Registrant's telephone number, including Area Code: 877-700-7369

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

Large accelerated filer  [ ]                          Accelerated filer [ ]
Non-accelerated filer  [ ]                            Small Business Issuer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on September 15, 2009 was approximately $1,046,594

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: As of October 15, 2009, there were 62,313,805shares of Common Stock, $0.001 par value per share issued and outstanding.

                       Documents Incorporated By Reference
                                      None

                                TABLE OF CONTENTS

PART I
ITEM 1.  BUSINESS                                                              3
ITEM 1A. RISK FACTORS                                                          6
ITEM 2.  PROPERTIES                                                           13
ITEM 3.  LEGAL PROCEEDINGS                                                    13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  13

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                    13
ITEM 6.  SELECTED FINANCIAL DATA                                              16
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            16
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           23
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          24
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                             50
ITEM 9A. CONTROLS AND PROCEDURES                                              50
ITEM 9B. OTHER INFORMATION                                                    51

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
         AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF
         THE EXCHANGE ACT.                                                    52
ITEM 11. EXECUTIVE COMPENSATION                                               55
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      65
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE                                                         67
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                               68

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                           69

SIGNATURES                                                                    70

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

On July 16, 2008, DoMark executed a purchase agreement with JAVACO, Inc. an Ohio corporation ("Javaco") whereby pursuant to the terms and conditions of that Agreement we completed the purchase of all the issued and outstanding shares of Javaco. Judith Vazquez, the President of Javaco, is the sister-in-law of R. Thomas Kidd, our former Chief Executive Officer. The Closing of the transaction occurred on July 18, 2008. Javaco, Inc. is engaged in the business of distributing equipment and tools for the Cable TV and Telecommunications industry. The company distributes to major telecom systems and their contractors in North and Latin America.

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

On August 4, 2008, DoMark entered into an investment agreement and registration rights agreement with Dutchess Private Equities, LTD. The investment agreement, in the form of an equity funding commitment, provides for the right by the company at its discretion to require Dutchess to purchase up to $50 million of the Company's common stock at a seven percent discount to market over the 36 months following the registration statement being declared effective by the Securities and Exchange Commission. Add rescission and re engagement dates

On October 20, 2008, we executed an agreement between Mecanismo Corp., a Nevada Corporation, Domark and R. Thomas Kidd (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Mecanismo Corp. acquired nine million, nine hundred and seventy three thousand, three hundred and ninety seven

(9,973,397) shares of SportsQuest, Inc. common stock and one hundred thousand (100,000) shares of SportsQuest, Inc. preferred stock held by us. As consideration for this acquisition, a judgment arising from CASE BC 359831 LOS ANGELES SUPERIOR COURT Veridigm Inc (f/k/a E-Notes Systems Inc (DE) ("the Plaintiff"), against TotalMed Systems, Inc., (The "Defendant") shall be assigned to Domark and Domark shall receive a promissory note in the amount of One Hundred Thousand Dollars ($100,000). Consequently, Domark ceased being a controlling shareholder of SportsQuest, Inc.

On November 6, 2008, we executed an asset purchase agreement between Emerging Growth Advisors, LLC, a Florida limited liability company ("EGA") and Domark (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of EGA in and to all of the assets of EGA used exclusively in their business in return for one million (1,000,000) shares of Domark common stock. The closing of the transactions in the agreement are contingent upon satisfaction of closing conditions listed in the Agreement. In addition, on December 29, 2008, the Agreement was amended to waive the closing condition of minimum capital raise of $250,000. This agreement was subsequently rescinded on August 19, 2009 and the stock was not issued.

EGA is engaged in the business of marketing, designing and distributing consulting services for small cap public companies and owns certain hardware, software and other assets and intellectual property in connection with their business

On December 3, 2008, we executed an agreement for the exchange of common stock between Executive Sports Tickets and Entertainment, Inc. a Georgia Corporation ("EST") and Domark (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired all the shares in EST in return for an initial issuance of Fifty Thousand (50,000) shares of Domark common stock and the right to an additional Fifty Thousand (50,000) shares of Domark common stock in the event that a current pending contract concerning EST's management of a Junior World Series endorsed by Major League Baseball becomes a written binding agreement between EST and the appropriate entities in the face amount of $1.5 million, and all terms of the contract are performed and payment received. Accordingly, EST became a wholly owned subsidiary of Domark.

EST is engaged in the business of Hi-Profile Executive Concierge & Event Management handling all aspects in facilitating attendance at any corporate or personal events, as well as any major sporting events, domestic or international.

On December 3, 2008, the Company entered into a consulting agreement with Mirador Consulting, Inc. for market support services. Terms of the agreement included the issuance of 100,000 shares of common stock of the Company to Mirador for cash consideration of $500. The Company was also obligated to issue an additional 200,000 shares according to certain terms of the agreement. On July 16, 2009, we entered into a Settlement Agreement with Mirador whereby Mirador would retain a total of 150,000 shares of our stock and return the balance to treasury for cancellation. On December 11, 2008, we executed an asset purchase agreement between Crowley and Company Advertising, Inc., a Florida corporation ("C&C") and Domark (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of C&C in and to all of the assets of C&C used exclusively in their business in return for one hundred thousand (100,000) shares of Domark common stock. This Agreement was subsequently rescinded on August 12, 2009 and the stock was not issued.

On December 16, 2008, we executed an agreement for the exchange of common stock between ECFO Corporation, a Florida Corporation ("ECFO") and Cathryn L. Walker, the sole shareholder of Company, (the "Shareholder") and Domark (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired all the shares in ECFO in return for an issuance of One Hundred Thousand (100,000) shares of Domark common stock in return for all outstanding capital securities of ECFO. Accordingly, ECFO became a wholly owned subsidiary of Domark. ECFO is an accounting firm who provides accounting and tax services to public and private entities.

On April 27, 2009, we executed an Agreement for the Exchange of Common Stock Between Motivation Advantage, Inc., a Florida corporation ("Motivation Advantage") and its sole shareholder, Suzanne Winfield (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of Motivation Advantage in and to all of the shares and assets of Motivation Advantage used exclusively in their business in return for common stock valued at Two Million Dollars ($2,000,000) based on a formula as described in the Agreement. In addition, for a period of five (5) years, commencing with the calendar year 2010, Suzanne Winfield shall be entitled to additional shares of common stock based on certain earn out provisions as described in the Agreement. The Closing underlying the Agreement, subject to certain due diligence and closing requirements is intended to be on or before May 15, 2009 (unless both parties agree to a permissible extension of seven days). After the closing this transaction was subsequently rescinded on August 12, 2009 and the stock was not issued.

Motivation Advantage, Inc. is a national travel incentive company offering individual incentive travel packages for small, medium and large companies. Motivation Advantage, Inc. offers travel incentives to organizations seeking to show appreciation to customers, motivate personnel or reward performance. The staff has more than 20 years of experience in travel and promoting the use of travel as an incentive reward for manufacturers, distributors and corporations throughout the country. Motivation Advantage offers programs as individual incentive travel awards, sweepstakes awards, and group incentive travel awards. The senior executives are seasoned professionals and are known throughout the industry for integrity and ethics.

On May 13, 2009, we executed an Agreement for the Exchange of Common Stock with Victory Lane LLC, a Colorado limited liability corporation ("Victory Lane") and its members, whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of Victory Lane in and to all of the member interests and assets of Victory Lane in return for our common stock valued at Ten Million Dollars ($10,000,000) based on a formula as described in the Agreement. Victory Lane is a unique and exclusive Lifestyle Development on 3,000 acres approximately 75 miles from Savannah Georgia, which includes exclusive home sites, a 4.5-mile grand prix circuit, a Davis Love III designed golf course and a 6,000' private runway. . On August 10, 2009 legal proceeding were initiated by both parties ( see item 3 Legal Proceedings)

ADDITIONAL INFORMATION

DoMark files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

EMPLOYEES

As of fiscal year end May 31, 2009, the Company had one employee.

ITEM 1A. RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING INFORMATION ABOUT THESE RISKS, TOGETHER WITH THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE EVENTS ANTICIPATED BY THE RISKS DESCRIBED BELOW OCCUR, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED WHICH COULD RESULT IN A DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK, CAUSING YOU TO LOSE ALL OR PART OF YOUR INVESTMENT.

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

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

     * Actual or anticipated fluctuations in our future business and operating results;
     *    Changes in or failure to meet market expectations;
     *    Fluctuations in stock market price and volume

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

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE.

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

WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL TO PURSUE OUR BUSINESS AND THEREFORE WOULD BE UNABLE TO ACHIEVE OUR PLANNED FUTURE GROWTH

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

OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to small business issuers.

ITEM 2. PROPERTIES

As of fiscal year end May 31, 2009, the Company maintains its corporate executive office in Lake Mary, Florida. As of September 30, 2009, the ECFO a subsidiary of the Company has been providing the office space at no charge to the Company as a courtesy to the Company.

ITEM 3. LEGAL PROCEEDINGS

The Company may become involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, except as discussed herein, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

On August 10, 2009, the Company along with Victory Lane, LLC and R. Thomas Kidd filed a lawsuit in the United States District Court, Middle District of Florida Case Number 09-CV-1396-ORL-35-DAB against Victory Lane Financial Elite, LLC et al, for the following causes of action: Fraud in the Inducement, Breach of Contract, Rescission, Conspiracy, and Libel.

On August 10, 2009, the Company was made aware of an action filed in the Superior Court of Tattnall County, Georgia, case number 2009-V-381-JS by Victory Lane Financial Elite, LLC et al against the Company and its directors and officers. The Company believes that the complaint is without merit and the Company intends to defend said action and file substantial counterclaims against Victory Lane Financial Elite, LLC, Patrick Costello and numerous other defendants.

Management is of the opinion that the action has no merit and intends to defend the action aggressively.

On September 25, 2009 the company amended its Case Number CV-1396-ORL-35-DAB compliant to request certain complaints be heard in arbitration as called for in the original acquisition agreement dated May 13, 2009. Both venues are proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matters to a vote of its security holders during the fiscal year ended May 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DoMark common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol "DOMK.OB"

At May 31, 2009, there were 141,695,383 shares of common stock of DoMark outstanding and there were approximately 60 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for DoMark's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Fiscal Year Ended May 31, 2009

                                                           High         Low
                                                           ----         ---

First Quarter (June - August, 2008)                       $1.75        $ .50
Second Quarter (September - November 2008)                $2.05        $1.75
Third Quarter (December - February 2009)                  $2.25        $1.875
Fourth Quarter (March - May 2009)                         $2.35        $1.50

On October 7, 2009, the closing bid price of our common stock was $0.04.

DIVIDENDS

DoMark has never paid dividends on any of its common stock shares. DoMark does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in DoMark's business.

RECENT SALES OF UNREGISTERED SECURITIES

Quarter Ended                   Stock issued                       Stock issued
                                  for Cash        Cash Received     for Assets
                                  --------        -------------     ----------

Year Ended May 31, 2008                --            $     --           --

Year Ended May 31, 2009           150,000            $100,500           --

On November 5, 2008, the Company issued 100,000 shares of its common stock for cash. The shares were issued to a third party in a private placement of the Company's common stock. On December 4, 2008, the Company issued 200,000 shares of its common stock for cash. The shares were issued to a third party as a private placement of the Company's common stock. The offers and sales of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

TRANSFER AGENT

The Company engaged Signature Stock Transfer, 2220 Coit Road, suite 480, Plano Texas 75075to serve in the capacity of transfer agent.

STOCK SPLITS

On June 27, 2008, the Company enacted a 2-for-1 forward split and share data in this report has been adjusted to reflect the stock split relating to the Company's common stock.

On January 22, 2009 the Company enacted a 2-for-1 forward split and share data in this report has been adjusted to reflect the stock split relating to the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

      The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

                   Summary of Statements of Operations of DOMK
                        Year Ended May 31, 2009 and 2008

Statement of Operations Data

                                            Years Ended            Years Ended
                                            May 31, 2009           May 31, 2008
                                            ------------           ------------

Revenues                                    $  6,617,675           $     15,750
Operating and Other Expenses                 (20,033,721)            (1,434,920)
                                            ------------           ------------

Net Loss                                    $(13,416,046)          $ (1,419,170)

Balance Sheet Data:

                                            Years Ended            Years Ended
                                            May 31, 2009           May 31, 2008
                                            ------------           ------------

Current Assets                              $  1,840,515           $    165,181
Total Assets                                   5,887,668             14,796,347
Current Liabilities                            1,411,629              3,993,436

Non Current Liabilities                               --                988,513
Total Liabilities                              1,411,629              4,981,949
Working Capital (Deficit)                        428,886             (3,828,255)
Shareholders'Equity (Deficit)               $  4,476,039           $ (9,814,398)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION

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

REVENUE RECOGNITION

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

STOCK BASED COMPENSATION

FSP FAS The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS.

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

On July 16, 2008, we executed an agreement with JAVACO, Inc, an Ohio corporation ("Javaco") and Judith Vazquez (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement we completed the purchase of all the issued and outstanding shares of Javaco. Judith Vazquez is the sister-in-law of R. Thomas Kidd, our former Chief Executive Officer. The Closing of the transaction occurred on July 18, 2008 (the "Closing").

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

On July 29, 2008, DoMark entered into an investment agreement and registration rights agreement with Dutchess Private Equities, LTD. The investment agreement, in the form of an equity funding commitment, provides for the right by the company at its discretion to require Dutchess to purchase up to $50 million of the Company's common stock at a seven percent discount to market over the 36 months following the registration statement being declared effective by the Securities and Exchange Commission. On November 21, 2008, we amended the Investment Agreement to increase the Investor's commitment to purchase our common stock over the course of thirty-six (36) months to $100,000,000. On December 17, 2008, our Board of Directors determined that it was in our best interest to terminate the Investment Agreement and then on April 30, 2009, our Board of Directors determined that it was in our best interest to reinstate the Investment Agreement.

On August 18, 2008, DoMark retained E & E Communications, Laguna Hills, Ca. to assist with its investor and public relations activities. The agreement was subsequently terminated.

On October 20, 2008, we executed an agreement between Mecanismo Corp., a Nevada Corporation, Domark and R. Thomas Kidd (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Mecanismo Corp. acquired nine million, nine hundred and seventy three thousand, three hundred and ninety seven (9,973,397) shares of SportsQuest, Inc. common stock and one hundred thousand (100,000) shares of SportsQuest, Inc. preferred stock held by us. As consideration for this acquisition, a judgment arising from CASE BC 359831 LOS ANGELES SUPERIOR COURT Veridigm Inc (f/k/a E-Notes Systems Inc (DE) ("the Plaintiff"), against TotalMed Systems, Inc., (The "Defendant") shall be assigned to Domark and Domark shall receive a promissory note in the amount of One Hundred Thousand Dollars ($100,000). Consequently, Domark ceased being a controlling shareholder of SportsQuest, Inc.

On November 6, 2008, we executed an asset purchase agreement between Emerging Growth Advisors, LLC, a Florida limited liability company ("EGA") and Domark (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of EGA in and to all of the assets of EGA used exclusively in their business in return for one million (1,000,000) shares of Domark common stock. The closing of the transactions in the agreement are contingent upon satisfaction of closing conditions listed in the Agreement. In addition, on December 29, 2008, the Agreement was amended to waive the closing condition of minimum capital raise of $250,000. This agreement was subsequently rescinded on August 19, 2009 and the stock was cancelled.

EGA is engaged in the business of marketing, designing and distributing consulting services for small cap public companies and owns certain hardware, software and other assets and intellectual property in connection with their business.

On December 3, 2008, we executed an agreement for the exchange of common stock between Executive Sports Tickets and Entertainment, Inc. a Georgia Corporation ("EST") and Domark (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired all the shares in EST in return for an initial issuance of Fifty Thousand (50,000) shares of Domark common stock and the right to an additional Fifty Thousand (50,000) shares of Domark common stock in the event that a current pending contract concerning EST's management of a Junior World Series endorsed by Major League Baseball becomes a written binding agreement between EST and the appropriate entities in the face amount of $1.5 million, and all terms of the contract are performed and payment received. Accordingly, EST became a wholly owned subsidiary of Domark.

EST is engaged in the business of Hi-Profile Executive Concierge & Event Management handling all aspects in facilitating attendance at any corporate or personal events, as well as any major sporting events, domestic or international.

On December 11, 2008, we executed an asset purchase agreement between Crowley and Company Advertising, Inc., a Florida corporation ("C&C") and Domark (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of C&C in and to all of the assets of C&C used exclusively in their business in return for one hundred thousand (100,000) shares of Domark common stock. This agreement was subsequently rescinded on August 12, 2009, however the shares remain outstanding as compensation for services.

C&C is a full-service advertising, promotion and public relations agency located in Citrus County, Florida, north of the Tampa Bay area. Their services include traditional retail, industrial, and professional services advertising, website design and management, radio and television production, trade and consumer displays, public relations campaigns, sales promotion and all forms of marketing communications Their business plan is to assist small to medium sized businesses get the most out of their advertising and marketing efforts in the most cost-effective ways.

On December 16, 2008, we executed an agreement for the exchange of common stock between ECFO Corporation, a Florida Corporation ("ECFO") and Cathryn L. Walker, the sole shareholder of Company, (the "Shareholder") and Domark (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired all the shares in ECFO in return for an issuance of One Hundred Thousand (100,000) shares of Domark common stock in return for all outstanding capital securities of ECFO. Accordingly, ECFO became a wholly owned subsidiary of Domark.

On April 27, 2009, we executed an Agreement for the Exchange of Common Stock Between Motivation Advantage, Inc., a Florida corporation ("Motivation Advantage") and its sole shareholder, Suzanne Winfield (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of Motivation Advantage in and to all of the shares and assets of Motivation Advantage used exclusively in their business in return for common stock valued at Two Million Dollars ($2,000,000) based on a formula as described in the Agreement. In addition, for a period of five (5) years, commencing with the calendar year 2010, Suzanne Winfield shall be entitled to additional shares of common stock based on certain earn out provisions as described in the Agreement. The Closing underlying the Agreement, subject to certain due diligence and closing requirements is intended to be on or before May 15, 2009 (unless both parties agree to a permissible extension of seven days). After the closing this transaction was subsequently rescinded on August 12, 2009 and the stock was cancelled.

Motivation Advantage, Inc. is a national travel incentive company offering individual incentive travel packages for small, medium and large companies. Motivation Advantage, Inc. offers travel incentives to organizations seeking to show appreciation to customers, motivate personnel or reward performance. The staff has more than 20 years of experience in travel and promoting the use of travel as an incentive reward for manufacturers, distributors and corporations throughout the country. Motivation Advantage offers programs as individual incentive travel awards, sweepstakes awards, and group incentive travel awards. The senior executives are seasoned professionals and are known throughout the industry for integrity and ethics.

On May 13, 2009, we executed an Agreement for the Exchange of Common Stock with Victory Lane LLC, a Colorado limited liability corporation ("Victory Lane") and its members, whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of Victory Lane in and to all of the member interests and assets of Victory Lane in return for our common stock valued at Ten Million Dollars ($10,000,000) based on a formula as described in the Agreement.

Victory Lane is a unique and exclusive Lifestyle Development on 3,000 acres approximately 75 miles from Savannah Georgia, which includes exclusive home sites, a 4.5-mile grand prix circuit, a Davis Love III designed golf course and a 6,000' private airport runway.

On August 10, 2009, the Company along with Victory Lane, LLC and R. Thomas Kidd filed a lawsuit in the United States District Court, Middle District of Florida Case Number 09-CV-1396-ORL-35-DAB against Victory Lane Financial Elite, LLC et al, for the following causes of action: Fraud in the Inducement, Breach of Contract, Rescission, Conspiracy, and Libel.

On August 10, 2009, the Company was made aware of an action filed in the Superior Court of Tattnall County, Georgia, case number 2009-V-381-JS by Victory Lane Financial Elite, LLC et al against the Company and its directors and officers. The Company believes that the complaint is without merit and the Company intends to defend said action and file substantial counterclaims against Victory Lane Financial Elite, LLC, Patrick Costello and numerous other defendants.

On September 25, 2009 the company amended its Case Number CV-1396-ORL-35-DAB compliant to request certain complaints be heard in arbitration as called for in the original acquisition agreement dated May 13, 2009. Both venues are proceeding.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2009, COMPARED TO FISCAL YEAR ENDED MAY 31, 2008

Revenues for Fiscal 2009 increased to $6,617,675 from $15,750 during fiscal 2008 a 420.17% increase.. This rise in revenue is directly the result of changes in the Company's strategic direction in core operations. Revenues are primarily attributable to our July 2008 acquisition of Javaco, Inc., representing 97% of the Company's income. We continue to aggressively pursue and devote our resources and focus our direction in building asset value. We have further refocused in new acquisitions to increase our revenues and cash flow.

General and administrative expenses for the fiscal 2009 increased to $4,347,598 as compared to fiscal 2008 of $1,007,476. This increase is a result of the inclusion of general and administrative expenses of our acquired subsidiaries into the consolidated financial statements as of the acquisition date as compared to no expenses for those subsidiaries in prior years as a result of the Company not owning the subsidiaries prior to May 31, 2008.. There was also an increase of stock issued as compensation during the current fiscal year

Interest expense for fiscal 2009 increased to $41,958 as compared to fiscal 2008 of $245,643. The significant decrease is a result of the removal of embedded warrants in certain bond and loan payables of our late subsidiary SportsQuest, Inc., which required us to accrue for the beneficial conversations feature in these derivatives. On October 20, 2008, the Company executed an agreement between Mecanismo Corp, Domark, and R. Thomas Kidd whereby Mecanismo Corp acquired 9,973,397 common shares of SportsQuest held by the Company and 100,000 preferred shares of SportsQuest held by R Thomas Kidd. Consequently, Domark is no longer a controlling shareholder of SportsQuest and no longer consolidates the financial statements of SportsQuest.

The loss for fiscal 2009 increased to ($13,825,546) as compared to fiscal 2008 of ($1,422,478). The increase is due to the increase in non-cash transactions for assets and services delivered, and the impairment of goodwill and assets. The Company has adjusted its valuation of goodwill and other assets to reflect the fair value of those assets at fiscal year-end.

No tax benefit was recorded for fiscal 2009 and 2008 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company has provided for a 100% allowance of its deferred tax assets as it is uncertain that there will be sufficient net profits in the future to fully realize the tax benefit of its net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities,sales of our common stock, and loans from shareholders. Currently the Company's cashflows do not adequately support the operating expenses of the Company. We received $100,000 in fiscal year 2009 from the sale of our common stock as compared to $0 in fiscal year 2008. .

Cash provided (used) by operating activities for the fiscal year 2009 was $23,114 compared to $75,490 for fiscal year 2008. Depreciation expense for fiscal 2009 was $49,054 as compared to $449 for fiscal 2008.

Cash (used) provided in investing activities was ($26,953) for fiscal 2009, compared to $(7,493) for Fiscal 2008.

Cash provided by financing activities was $9,348 for fiscal 2009 as compared to $(69,763) for fiscal 2008. Financing activities primarily consisted of proceeds from the sale of stock to third parties and cash paid on notes payable. We received proceeds from affiliates in the amount of $44,000.

On July 29, 2008, DoMark entered into an investment agreement and registration rights agreement with Dutchess Private Equities, LTD. The investment agreement, in the form of an equity funding commitment, provides for the right by the company at its discretion to require Dutchess to purchase up to $50 million of the Company's common stock at a seven percent discount to market over the 36 months following the registration statement being declared effective by the Securities and Exchange Commission. On November 21, 2008, we amended the Investment Agreement to increase the Investor's commitment to purchase our common stock over the course of thirty-six (36) months to $100,000,000.

On December 17, 2008, our Board of Directors determined that it was in our best interest to terminate the Investment Agreement and then on April 30, 2009, our Board of Directors determined that it was in our best interest to reinstate the Investment Agreement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not hold any derivative instruments and do not engage in any hedging activities. We are in the business of acquiring successfully operating subsidiaries to build the value of our Company.

ITEM 8. FINANCIAL STATEMENTS

DOMARK INTERNATIONAL, INC.

TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:                               25
     Larry O'Donnell CPA P.C

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheet at May 31, 2009 and 2008                          26

Consolidated Statements of Operations for the years ended
May 31, 2009 and 2008                                                        28

Consolidated Statements of Stockholders' Equity for the years ended
May 31, 2009 and 2008                                                        29

Consolidated Statements of Cash Flows for the years ended
May 31, 2009 and 2008                                                        32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   33

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                                 2228 South Fraser Street
Fax (303)369-9384                                                         Unit 1
e-mail  larryodonnelcpa@msn.com                           Aurora, Colorado 80014
www.larryodonnellcpa.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Domark International, Inc.
Oviedo, Florida

I have audited the accompanying consolidated balance sheets of Domark International, Inc. and subsidiaries as of May 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domark International, Inc. and subsidiaries as of May 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $13,416,046 through the period ended May 31, 2009.. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.



/s/ Larry O'Donnell, CPA, P.C.
-------------------------------------
Larry O'Donnell, CPA, P.C.
October 13, 2009

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           As of May 31, 2009 and 2008

                                     ASSETS

                                                5/31/2009            5/31/2008
                                               -----------          -----------
CURRENT ASSETS
  Cash                                         $    24,451          $    38,906
  Accounts Receivable                            1,262,334                   --
  Loans and Notes Receivable                         3,352                   --
  Prepaid Expenses                                  16,023              125,043
  Inventory                                        534,355                1,232
                                               -----------          -----------

      Total Current Assets                       1,840,515              165,181
                                               -----------          -----------

FIXED ASSETS
  Property & Equipment, Net                        184,218                7,340
                                               -----------          -----------

      Total Fixed Assets                           184,218                7,340
                                               -----------          -----------

OTHER  ASSETS
  Deposits                                           6,608                3,000
  Due From Affiliate                               106,561              717,076
  Prepaid Media                                  1,002,866           10,000,000
  Investment in unconsolidated subsidiary               --            3,903,750
  Goodwill                                       2,746,900                   --
                                               -----------          -----------

      Total Other Assets                         3,862,935           14,623,826
                                               -----------          -----------

      TOTAL ASSETS                             $ 5,887,668          $14,796,347
                                               ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           As of May 31, 2009 and 2008

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    5/31/2009              5/31/2008
                                                                  ------------           ------------
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                           $    968,869           $     73,739
  Payroll Liabilities                                                    8,903                 15,947
  Due to Affiliate and Shareholder                                      44,000              3,903,750
  Notes payable and Line of Credit                                     389,857                     --
                                                                  ------------           ------------

      Total Current Liabilities                                      1,411,629              3,993,436
                                                                  ------------           ------------

LONG-TERM LIABILITIES
  Convertible Notes Payable                                                 --                255,205
  Bond Payable                                                              --                733,308
                                                                  ------------           ------------

      Total Long-Term Liabilities                                           --                988,513
                                                                  ------------           ------------

      TOTAL LIABILITIES                                              1,411,629              4,981,949
                                                                  ------------           ------------

MINORITY INTEREST IN SUBSIDIARY                                             --               (387,617)
                                                                  ------------           ------------
STOCKHOLDERS' EQUITY
  Convertible Preferred stock series A, $.001 par value,
    Authorized: 2,000,000
    Issued: None                                                            --                     --
  Common Stock
    Authorized: 200,000,000
    Issued: 141,695,383 and 8,500,000, respectively                    141,695                  8,500
  Treasury Stock                                                        (9,575)                    --
  Additional paid in capital                                        17,036,196              8,425,568
  Common Stock subscribed, not issued                                       --              2,812,300
  Accumulated income/(deficit)                                     (12,701,852)            (1,419,170)
                                                                  ------------           ------------

      Total Stockholders' Equity                                     4,476,039              9,827,198
                                                                  ------------           ------------

      TOTAL LIABILITIES AND EQUITY                                $  5,887,668           $ 14,809,147
                                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
               For the twelve months ending May 31, 2009 and 2008

                                                            TWELVE                 TWELVE
                                                            MONTHS                 MONTHS
                                                           5/31/2009              5/31/2008
                                                         ------------           ------------
REVENUE                                                  $  6,617,175           $     15,750

COST OF SERVICES                                            5,519,669                     --
                                                         ------------           ------------

GROSS PROFIT OR (LOSS)                                      1,097,506                 15,750

GENERAL AND ADMINISTRATIVE EXPENSES                         3,937,598              1,007,476

IMPAIRMENT OF GOODWILL                                      2,079,750                     --
                                                         ------------           ------------

OPERATING INCOME/(LOSS)                                    (4,919,842)              (991,726)

INTEREST EXPENSE                                               41,958                245,653

IMPAIRMENT OF ASSET                                         8,997,134                189,534

GAIN ON SALE OF SUBSIDIARY                                    292,868                     --

GAIN ON SALE OF ASSETS                                             --                  7,743

OTHER INCOME                                                  250,020                     --
                                                         ------------           ------------

INCOME/(LOSS) BEFORE INCOME TAXES                         (13,416,046)            (1,419,170)

PROVISION FOR INCOME TAXES
  Federal                                                          --                     --
  State                                                            --                     --
                                                         ------------           ------------

NET INCOME/(LOSS)                                         (13,416,046)            (1,419,170)
                                                         ------------           ------------

MINORITY INTEREST IN SUBSIDIARY'S INCOME/(LOSS)                    --                 (3,308)
                                                         ------------           ------------

CONSOLIDATED NET INCOME/(LOSS)                           $(13,416,046)          $ (1,422,478)
                                                         ============           ============

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED             $      (0.30)          $      (0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 45,162,659              9,139,726


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               As of May 31, 2009

                                                                            ADDITIONAL                  COMMON STOCK
                                  PREFERRED        COMMON        PAR         PAID IN        ACCUM        SUBSCRIBED       TOTAL
                                    STOCK          STOCK        VALUE        CAPITAL       DEFICIT       NOT ISSUED       EQUITY
                                    -----          -----        -----        -------       -------       ----------       ------
Balance, May 31, 2006                     --      4,000,000   $   4,000   $     46,000   $       (340)   $       --   $     49,660

Common stock issued for cash
 on March 30, 2007 at $0.005
 per share                                        4,000,000       4,000          1,000                                       5,000

Net income (loss)                                                                             (12,460)                     (12,460)
                                   ---------   ------------   ---------   ------------   ------------    ----------   ------------
Balance, May 31, 2007                     --      8,000,000       8,000         47,000        (12,800)           --         42,200
                                   =========   ============   =========   ============   ============    ==========   ============
Preferred Stock issued as
 compensation on January 7,
 2008 at $0.001 per share            100,000                        100             --                                         100

Common stock issued for
 asset on May 15, 2008 at
 $1.13 per share                                 26,000,000      26,000      7,303,288                                   7,329,288

Warrants Issued                                                                804,800                                     804,800

Bond Issuance                                                                  170,000                                     170,000

Common stock subscribed,
 not issued                                                                                               2,812,300      2,812,300

Common stock issued for
 compensation                                                                   74,980                                      74,980

Net income (loss)                                                                          (1,419,170)                  (1,419,170)
                                   ---------   ------------   ---------   ------------   ------------    ----------   ------------
Balance, May 31, 2008                100,000     34,000,000      34,100      8,400,068     (1,431,970)    2,812,300      9,814,498
                                   =========   ============   =========   ============   ============    ==========   ============
Common stock issued in a 2
 for 1 forward split on
 June 27, 2008

Removal of Warrants Issued                                                    (804,800)                                   (804,800)

Removal of Bond Issuance                                                      (170,000)                                   (170,000)

Cancellation of Common stock
 subscribed, not issued                                                                                  (2,812,300)    (2,812,300)

Cancellation of Common stock
 issued as compensation                                                        (74,980)                                    (74,980)

Removal of retro-application of
 subsidiary earnings                                                                        2,146,164                    2,146,164

Valuation adjustment to common
 stock issued for asset on
 May 15, 2008                                                               (7,322,788)                                 (7,322,788)

Common stock issued for
 acquisition on July 18, 2008
 at $1.75 per share                               1,500,000       1,500      2,623,500                                   2,625,000

Common stock issued on
 July 18, 2008 for assignment
 of acquisition rights at
 $0.75 per share                                  1,000,000       1,000      1,749,000                                   1,750,000

Common stock issued for prepaid
 media on August 15, 2008 at
 $3.79 per share                                  2,640,000       2,640      9,997,360                                  10,000,000

Common stock issued  as
 compensation on September 1,
 2008 at $0.001 per share                         1,000,000       1,000           (500)                                        500

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               As of May 31, 2009
                                     cont'd

                                                                            ADDITIONAL                  COMMON STOCK
                                  PREFERRED        COMMON        PAR         PAID IN        ACCUM        SUBSCRIBED       TOTAL
                                    STOCK          STOCK        VALUE        CAPITAL       DEFICIT       NOT ISSUED       EQUITY
                                    -----          -----        -----        -------       -------       ----------       ------
Common stock issued for cash
 on November 5, 2008 at
 $1.00 per share                                    100,000         100         99,900                                     100,000

Common stock issued for
 consulting on November 5,
 2008 at $1.00 per share                            100,000         100         99,900                                     100,000

Common stock issued for
 cash & consulting on
 December 3,  2008 at
 $0.005 per share                                   200,000         200            300                                         500

Common stock issued for
 acquisition on December 3,
 2008 at $4.10 per share                            100,000         100        204,900                                     205,000

Common stock issued as
 compensation on December 11,
 2008 at $4.10 per share                            200,000         200        409,800                                     410,000

Common stock issued for
 compensation on December 11,
 2008 at $4.10 per share                             10,000          10         20,490                                      20,500

Common stock issued for
 acquisition on December 15,
 2008 at $4.10 per share                            200,000         200        409,800                                     410,000

Common stock issued for
 assets  on December 28, 2008
 at $4.10 per share                               2,000,000       2,000      4,098,000                                   4,100,000

Common stock issued for
 compensation on December 29,
 2009 at $4.00 per share                            500,000         500        999,500                                   1,000,000

Common stock issued for
 compensation on December 29,
 2008 at $4.00 per share                            200,000         200        399,800                                     400,000

Retroactively applied share
 issuance treated as a 2-to-1
 stock split on December 29, 2008

Common stock issued as
 compensation on April 1, 2009
 at $2.35 per share                                  12,500          13         29,363                                      29,375

Common stock issued for
 consulting on April 1, 2009
 at $2.35 per share                                  60,000          60        140,940                                     141,000

Common stock issued for
 consulting on April 1, 2009
 at $2.35 per share                                  25,000          25         58,725                                      58,750

Common stock issued for
 consulting on April 1, 2009
 at $2.35 per share                                 200,000         200        469,800                                     470,000

Common stock issued for
 consulting on April 6, 2009
 at $2.00 per share                                 125,000         125        249,875                                     250,000

Common Stock issued for
 expenses on April 13, 2009
 at $2.00 per share                                  60,000          60        119,940                                     120,000

Common stock issued as
 compensation on April 14, 2009
 at $2.00 per share                                  12,500          13         24,988                                      25,000

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               As of May 31, 2009
                                     cont'd

                                                                            ADDITIONAL                  COMMON STOCK
                                  PREFERRED        COMMON        PAR         PAID IN        ACCUM        SUBSCRIBED       TOTAL
                                    STOCK          STOCK        VALUE        CAPITAL       DEFICIT       NOT ISSUED       EQUITY
                                    -----          -----        -----        -------       -------       ----------       ------
Common stock issued as
 compensation on April 14, 2009
 at $2.00 per share                                  12,500          13         24,988                                      25,000

Common stock issued for
 consulting on April 14, 2009
 at $2.00 per share                                 100,000         100        199,900                                     200,000

Common stock issued for
 consulting on April 15, 2009
 at $2.00 per share                                   8,823           9         17,637                                      17,646

Preferred Stock converted into
 common shares at 1000:1 on
 May 15, 2009                       (100,000)   100,000,000      99,900             --                                      99,900

Common stock issued for
 acquisition on May 20, 2009
 at $1.90 per share                                 956,938         957      1,817,225                                   1,818,182

Common stock issued for
 acquisition on May 27, 2009
 at $1.74 per share                               5,747,126       5,747      9,994,253                                  10,000,000

Common stock returned to
 treasury and cancelled
 as a result of rescission                       (8,704,064)     (8,704)   (15,909,478)                                (17,412,434)

Common stock returned to
 treasury                                          (670,940)       (671)    (1,341,209)                                 (1,341,880)

Net income (loss)                                                                         (13,416,046)                 (13,416,046)
                                   ---------   ------------   ---------   ------------   ------------    ----------   ------------

Balance, May 31, 2009                     --    141,695,383   $ 141,695   $ 17,036,196   $(12,701,852)   $       --   $  4,476,039
                                   =========   ============   =========   ============   ============    ==========   ============

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
               For the twelve months ending May 31, 2009 and 2008

                                                                             TWELVE                 TWELVE
                                                                             MONTHS                 MONTHS
                                                                            5/31/2009              5/31/2008
                                                                          ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $(13,416,046)          $ (1,419,170)
                                                                          ------------           ------------
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:

  ADJUSTMENTS FOR CHARGES NOT REQUIRING OUTLAY OF CASH:
    Depreciation and Amortization                                               49,054                    449
    Impairment of Assets                                                     2,079,750                     --
    Common stock issued as compensation and for expenses                    12,367,771                 74,980
    Common stock subscribed, not issued                                             --              2,812,300
    Common stock issued for assets                                                  --             (2,330,712)
    Bond issuance                                                                   --                170,000
    Warrants issued                                                                 --                804,800
  CHANGES IN OPERATING ASSETS AND LIABILITITES:
    (Increase)/Decrease in Accounts Receivable                              (1,262,334)                    --
    (Increase)/Decrease in Notes Receivable                                   (106,561)                    --
    (Increase)/Decrease in Inventory                                          (534,355)                    --
    (Increase)/Decrease Prepaid Exp and Other Current Assets                   (59,107)              (123,843)
    Deposits                                                                    (3,608)                (3,000)
    Increase/(Decrease) in Accounts Payable                                    847,319                 73,739
    Increase/(Decrease) in Accrued Expenses                                     40,767                 15,947
                                                                          ------------           ------------

       Total adjustments to net income                                      13,418,696              1,494,660
                                                                          ------------           ------------

       Net cash provided by (used in) operating activities                       2,650                 75,490
                                                                          ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Received/(Paid) Furniture & Equipment                                   (26,953)                (7,493)
                                                                          ------------           ------------

       Net cash flows provided by (used in) investing activities               (26,953)                (7,493)
                                                                          ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Received on bond payable                                                     --                733,308
  Cash Proceeds from stock issuance                                            100,500                     --
  Cash Received/(Paid) from/(to) Affiliate                                      44,000             (1,058,276)
  Cash Received/(Paid) on notes payable                                       (134,652)               255,205
                                                                          ------------           ------------

       Net cash provided by (used in) financing activities                       9,848                (69,763)
                                                                          ------------           ------------
CASH RECONCILIATION
  Net increase (decrease) in cash and cash equivalents                         (14,455)                (1,766)
  Cash and cash equivalents - beginning balance                                 38,906                 40,672
                                                                          ------------           ------------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                           $     24,451           $     38,906
                                                                          ============           ============


   The accompanying notes are an integral part of these financial statements.

DOMARK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended May 31, 2009 and 2008
--------------------------------------------------------------------------------

NOTE 1 - BACKGROUND

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

On May 27, 2009, we executed an Agreement for the Exchange of Common Stock with Victory Lane LLC, a Colorado limited liability corporation ("Victory Lane") and its members, whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of Victory Lane in and to all of the member interests and assets of Victory Lane in return for our common stock valued at Ten Million Dollars ($10,000,000) based on a formula as described in the Agreement.

Victory Lane is a unique and exclusive Lifestyle Development on 3,000 acres approximately 75 miles from Savannah Georgia, which includes exclusive home sites, a 4.5-mile grand prix circuit, a Davis Love III designed golf course and a 6,000' private runway.

On May 20, 2009, we executed an Agreement for the Exchange of Common Stock Between Motivation Advantage, Inc., a Florida corporation ("Motivation Advantage") and its sole shareholder, Suzanne Winfield (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of Motivation Advantage in and to all of the shares and assets of Motivation Advantage used exclusively in their business in return for 956,938 shares of our common stock valued at Two Million Dollars ($2,000,000), based on a formula as described in the Agreement. In addition, for a period of five (5) years, commencing with the calendar year 2010, Suzanne Winfield shall be entitled to additional shares of common stock based on certain earn out provisions as described in the Agreement. The Closing underlying the Agreement, subject to certain due diligence and closing requirements is intended to be on or before May 15, 2009 (unless both parties agree to a permissible extension of seven days). This agreement was subsequently rescinded on August 12, 2009 and the stock was cancelled.

Motivation Advantage, Inc. is a national travel incentive company offering individual incentive travel packages for small, medium and large companies. Motivation Advantage, Inc. offers travel incentives to organizations seeking to show appreciation to customers, motivate personnel or reward performance. The staff has more than 20 years of experience in travel and promoting the use of travel as an incentive reward for manufacturers, distributors and corporations throughout the country. Motivation Advantage offers programs as individual incentive travel awards, sweepstakes awards, and group incentive travel awards. The senior executives are seasoned professionals and are known throughout the industry for integrity and ethics.

On December 15, 2008, we executed an agreement for the exchange of common stock between ECFO Corporation, a Florida Corporation ("ECFO") and Cathryn L. Walker, the sole shareholder of Company, (the "Shareholder") and Domark (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired all the shares in ECFO in return for an issuance of One Hundred Thousand (100,000) shares of Domark common stock valued at $410,000 in return for all outstanding capital securities of ECFO. Accordingly, ECFO became a wholly owned subsidiary of Domark.

On December 11, 2008, we executed an asset purchase agreement between Crowley and Company Advertising, Inc., a Florida corporation ("C&C") and Domark (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of C&C in and to all of the assets of C&C used exclusively in their business in return for one hundred thousand (100,000) shares of Domark common stock, valued at $410,000. This agreement was subsequently rescinded on August 12, 2009 and the stock was cancelled.

C&C is a full-service advertising, promotion and public relations agency located in Citrus County, Florida, north of the Tampa Bay area. Their services include traditional retail, industrial, and professional services advertising, website design and management, radio and television production, trade and consumer displays, public relations campaigns, sales promotion and all forms of marketing communications Their business plan is to assist small to medium sized businesses get the most out of their advertising and marketing efforts in the most cost-effective ways.

On December 3, 2008, we executed an agreement for the exchange of common stock between Executive Sports Tickets and Entertainment, Inc. a Georgia Corporation ("EST") and Domark (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired all the shares in EST in return for an initial issuance of Fifty Thousand (50,000) shares of Domark common stock valued at $205,000 and the right to an additional Fifty Thousand (50,000) shares of Domark common stock in the event that a current pending contract concerning EST's management of a Junior World Series endorsed by Major League Baseball becomes a written binding agreement between EST and the appropriate entities in the face amount of $1.5 million, and all terms of the contract are performed and payment received. Accordingly, EST became a wholly owned subsidiary of Domark.

EST is engaged in the business of Hi-Profile Executive Concierge & Event Management handling all aspects in facilitating attendance at any corporate or personal events, as well as any major sporting events, domestic or international.

On November 6, 2008, we executed an asset purchase agreement between Emerging Growth Advisors, LLC, a Florida limited liability company ("EGA") and Domark (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of EGA in and to all of the assets of EGA used exclusively in their business in return for one million (1,000,000) shares of Domark common stock, valued at $4,100,000. The closing of the transactions in the agreement are contingent upon satisfaction of closing conditions listed in the Agreement. In addition, on December 29, 2008, the Agreement was amended to waive the closing condition of minimum capital raise of $250,000. This agreement was subsequently rescinded on August 19, 2009 and the stock was cancelled.

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

On July 24, 2008, we executed an asset purchase agreement with TotalMed Systems, Inc., a Florida corporation. However, TotalMed assets are not included in the financial statements of the Company at May 31, 2008. This agreement was subsequently rescinded on September 8, 2008 and the stock was not issued.

On July 18, 2008, we closed an agreement with JAVACO, Inc., an Ohio corporation ("Javaco") and Judith Vazquez (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement we completed the purchase of all the issued and outstanding shares of Javaco in return for the issuance of 750,000 shares of our common stock, valued at $2,625,000. Accordingly, Javaco became a wholly owned subsidiary of Domark. Judith Vazquez is the sister-in-law of R. Thomas Kidd, our Chief Executive Officer.

Javaco, Inc. is engaged in the business of distributing equipment and tools for the Cable TV and Telecommunications industry. The company distributes to major television systems and their contractors in North and Latin America.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations. During the year ended May 31, 2009 and 2008 the Company incurred consolidated net losses of $13,825,546 and $1,422,478 respectively. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying financial statements include the active entity of DoMark International, Inc., Javaco, Inc., ECFO Corporation, and Executive Sports & Entertainment. The Company has relied upon the guidance provided by Statements of Financial Accounting Standards 94, 141(R) and 160.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At May 31, 2009 and 2008, cash and cash equivalents include cash on hand and cash in the bank.

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

                                              Depreciation/
       Asset Category                      Amortization Period
       --------------                      -------------------
     Computer Equipment                          3 Years
     Office equipment                            5 Years
     Vehicle                                     5 Years
     Leasehold Improvements                     15 Years

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48 ("the FSP"). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income
(loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, licensing receivable, prepaid expenses, other assets, and accounts payable, income tax payable, and other current liabilities carrying amounts approximate fair value or held-to-maturity value, if management intends to hold to maturity.

STOCK-BASED COMPENSATION

Financial Statement Position ("FSP") FAS No. 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS No. 123(R)-5, but it did not have a material impact on its consolidated results of operations and financial condition.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standard No.142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill and other intangible assets for impairment, in accordance with the provisions of SFAS No. 142. A reduction of the value of goodwill is expensed as an impairment loss.

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

CONCENTRATION OF CREDIT RISK

The Company maintains its operating cash balances in banks in Florida, Ohio and Georgia. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from small business customers in numerous geographical locations throughout the United States.

The Company estimates and provides an allowance for uncollectible accounts receivable.

REVENUE RECOGNITION

Revenue includes sponsorship and media sales. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements" which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

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

DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS

In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position on Financial Accounting Standard ("FSP FAS") No. 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007)"Business Combinations" and other

U.S. generally accepted accounting principles. The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

DISCLOSURE ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133"(SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company's consolidated financial statements.

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

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted this standard and it had no material effect on its financial statements.

ACCOUNTING CHANGES AND ERROR CORRECTIONS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), SHARE-BASED PAYMENT . The simplified method can be used after December 31, 2007 only if a company's stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement; however, the new statement will not have an impact on the determination of our financial results.

In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, "ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT). " APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its' consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 - RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment, net at May 31, consists of the following:

                                                 2009                   2008
                                               ---------              ---------
Computer Equipment                             $ 195,777              $   8,402
Furniture & Fixtures                              39,912                      0
Machinery & Equipment                            142,535                      0
Vehicles                                           6,021                      0
Leasehold Improvements                             9,016                      0
                                               ---------              ---------

Total Fixed Assets                               393,261                  8,402
                                               ---------              ---------

Less:  Accum Depreciation                       (209,043)                (1,060)
                                               ---------              ---------

Fixed Assets, net                              $ 184,218              $   7,340
                                               =========              =========

The Company occupies premises under month to month rental arrangements. Total rental payments under the lease agreement totaled $12,000 and $24,000 for the years ended in May 31, 2009 and 2008, respectively.

NOTE 6 - PREPAID ASSETS

In April 2007, the Company's then majority owned subsidiary SportsQuest, entered into an agreement with Media4Equity, Inc. ("M4E") for media production and placement. M4E produces and distributes nationally syndicated print and radio features for its clients in exchange for equity in its clients' business. The agreement stipulates that the sponsorship value of each aired radio feature and each published print feature shall be equivalent to each respective radio station's or newspaper's official ad rate policy, for a total value of $10M. In consideration of M4E's performance, the Company shall transfer to M4E a number of restricted shares of common stock, which shall have a market value of $3.3M. If the market value of all stock transferred to M4E is below $3.3M, the Company shall transfer to M4E a number of restricted common shares necessary for M4E's stock position in the Company to have a value of $3.3M. The share valuation is calculated as 90% of the closing prices of the Company's common stock for the five trading days immediately preceding the initial transfer or any subsequent valuation day. This agreement was terminated on August 15, 2008 and reassigned on same date to Domark under a new agreement. At the time of reassignment, the Company had not redeemed any credits for media advertising.

The terms of the new agreement are as follows:

     * In consideration of M4E's commitment of the Media Credit, the Company shall transfer to M4E, within five business days of the Effective Date, 2,640,000 restricted shares of Company's common stock ("Compensation Shares"), which are valued at $3.79 per share.
     * The terms of this Agreement shall be effective as of the Effective Date, and continue until the later of (i) one (1) year from the date the Company first approves media for placement (which approval shall not be unreasonably withheld); or (ii) four (4) years from the Effective Date.
     * Intrinsic Value of Compensation Shares. The Parties acknowledge and agree: (i) the market value of Company shares, calculated using a price quoted on the exchange on which such shares trade, may not necessarily reflect a true and accurate valuation of the Shares; (ii) the Media Value may bear no relationship to the current or future value of the Compensation Shares.

On August 24, 2009, the Company assigned $9,997,134 of M4E media credits to 310 Holdings, Inc. in exchange for the issuance of 1,000,000 shares of 310 Holding's common stock. As a result, the Company has impaired its asset to reflect only the unused portion of advertisement as of May 31, 2009 and the value received for the credits.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS - Adoption of Statement 142

                                                    As of May 31, 2009
                                           Gross Carrying         Accumulated
                                              Amount             Amortization
                                            ----------           ------------
Amortized intangible assets                 $       --            $       --
  None                                              --                    --
                                            ----------            ----------
      Total                                 $       --            $       --
                                            ==========            ==========

Unamortized intangible assets
  Goodwill                                   2,746,900
                                            ----------
      Total                                 $2,746,900
                                            ==========

The changes in the carrying amounts of goodwill for the year ended May 31, 2009 are as follows:

                                       JAVACO            ESE             ECFO
                                    -----------       --------        ---------
Balance as of June 1, 2008          $        --       $     --        $      --
Goodwill acquired during year         4,348,750         69,900          408,000
Impairment Loss                      (1,698,750)            --         (381,000)
Goodwill written off related
 to sale of business unit                    --             --               --
                                    -----------       --------        ---------
Balance as of May 31, 2009          $ 2,650,000       $ 69,900        $  27,000
                                    ===========       ========        =========

*    JAVACO

The Company has adjusted the carrying amount of goodwill as of May 31, 2009 as a result of the subsequent sale of the Company's wholly owned subsidiary on August 24, 2009. The amount of the impairment loss was determined by adjusting the carrying amount to the quoted market price of the acquirer's stock at the time of sale.

*    ECFO

The Company has impaired the carrying amount of goodwill as of May 31, 2009 according to the guidance in FAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The amount of the impairment was determined by adjusting the carrying amount to the present value of the reporting unit.

NOTE 8 - NOTES PAYABLE

*    JAVACO

During May of 2005 the Company entered into a loan for an auto for a term of 5 years that requires payments of $586 which includes interest at a rate of 4%. The balance at May 31, 2009 is $6,325.

On March 6, 2003 the Company entered into an annual renewable revolving credit agreement in the amount $350,000 which terms are accrual of interest at a rate of .50% above prime. The current balance as of May 31, 2009 is $199,550.

The Company entered into an installment note for a principle amount of $205,000 and interest of 6.75%. The monthly payments are $4,060 and the remaining balance at May 31, 2009 is $166,907.

The Company entered into a lease purchase for computer equipment. The balance of the lease at May 31, 2009 is $1,832.

The Company entered into an installment note for computer equipment. The remaining balance at May 31, 2009 is $3,066.

The Company entered into an operating lease. The balance of the lease at May 31, 2009 is $1,500.

The Company from time to time receives product samples provided by its vendors. At May 31, 2009, there was a value of $9,236 in samples loaned to the Company.

*    ECFO

On December 27, 2006, ECFO entered into a loan for an auto purchase. Financing was for a term of 3 years and requires monthly payments of $198, which includes interest at a rate of 12.95%. The balance at May 31, 2009 is $1,441.

NOTE 9 - STOCKHOLDER'S EQUITY

During the year ended May 31, 2009 and 2008:

                              Stock issued                       Stock issued
                                for Cash       Cash Received      for Assets
                                --------       -------------      ----------
Year Ended May 31, 2008               --                 --

Year Ended May 31, 2009          150,000           $100,500             --

For the year ended May 31, 2009, the Company issued 150,000 shares of its common stock. Consideration for the shares issued was $100,500 cash to the Company.

NOTE 10 - INCOME TAXES

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit create tax benefits in the amount of $1,880,434 from inception through May 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2009 are as follows:

     Deferred tax assets:
       Federal                                             $ 1,880,434
       State                                                         0
                                                           -----------

     Total Deferred Tax Asset                                1,880,434
     Less valuation allowance                               (1,880,434)
                                                           -----------

                                                           $         0
                                                           ===========

The Company has provided a 100% valuation allowance on the deferred tax assets at May 31, 2009 to reduce such tax asset to $0 as there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On April 13, 2009, the Company entered into a sponsorship agreement with Executive Adventures, LLC. The Company has committed to $465,000 in total sponsorship fees for the annual World Sailfish Championship events, for years 2009 - 2012. The agreement provides that the Company shall remit fees according to the following payment schedule:

2009 Event 60,000 shares, due by April 14, 2009*
2010 Event 105,000 net due January 15, 2010
2011 Event 110,000 net due January 15, 2011
2012 Event 115,000 net due January 15, 2012

----------
* On April 13, 2009, the Company issued 60,000 shares for a value of $120,000.

Terms of the Agreement include an option to pay stock shares in lieu of cash payments based upon a mutually agreed upon arrangement that will be determined on a yearly basis.

Due to the change in the business model of the Company, it is anticipated that the company will terminate this agreement.

On May 13, 2009, we executed an Agreement for the Exchange of Common Stock with Victory Lane LLC. Subsequent to closing, the Company has discovered certain liabilities which were undisclosed at the time of closing. The amounts of those liabilities are as follows:

     *   Legacy Development                                      $3,157,000
     *   Executive Adventures                                       227,000
     *   Statewide Engineering                                       20,000
     *   Tattnall County                                              3,000
     *   Bob Barnard                                                140,000
     *   Davis Love Design                                          950,000
     *   Davis Love Design - Penalties                               85,000
     *   Andrew Goggin                                              307,000
                                                                 ----------
                 TOTAL                                           $4,889,000
                                                                 ==========

On August 10, 2009, the Company along with Victory Lane, LLC and R. Thomas Kidd filed a lawsuit in the United States District Court, Middle District of Florida Case Number 09-CV-1396-ORL-35-DAB against Victory Lane Financial Elite, LLC et al, for the following causes of action: Fraud in the Inducement, Breach of Contract, Rescission, Conspiracy, and Libel. The Company considers these liabilities contingent until the court makes a ruling on the aforementioned court case.

On August 10, 2009, the Company was made aware of an action filed in the Superior Court of Tattnall County, Georgia, case number 2009-V-381-JS by Victory Lane Financial Elite, LLC et al against the Company and its directors and officers. The Company believes that the complaint is without merit and the Company intends to defend said action and file substantial counterclaims against Victory Lane Financial Elite, LLC, Patrick Costello and numerous other defendants. On September 25, 2009 the company amended its Case Number CV-1396-ORL-35-DAB compliant to request certain complaints be heard in arbitration as called for in the orginal acquisition agreement dated May 13, 2009. Both venues are proceeding.

NOTE 12 - NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The company considers the outstanding warrants granted for diluted earnings per share for the year ended May 31, 2009 and 2008 respectively because the effect of their inclusion would be anti-dilutive.

NOTE 13 - RELATED PARTY TRANSACTIONS

On September 1, 2008 the Company issued 500,000 common shares to its Director, Richard Altman, as compensation.

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

NOTE 14 - STOCK BASED COMPENSATION

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

There were no options granted in the year ended May 31, 2009 and 2008 and all options previously granted have been fully vested and therefore there is no proforma effect for the year then ended. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

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

NOTE 15 - SUBSEQUENT EVENTS

On August 10, 2009, the Company along with Victory Lane, LLC and R. Thomas Kidd filed a lawsuit in the United States District Court, Middle District of Florida Case Number 09-CV-1396-ORL-35-DAB against Victory Lane Financial Elite, LLC et al, for the following causes of action: Fraud in the Inducement, Breach of Contract, Rescission, Conspiracy, and Libel.

On August 10, 2009, the Company was made aware of an action filed in the Superior Court of Tattnall County, Georgia, case number 2009-V-381-JS by Victory Lane Financial Elite, LLC et al against the Company and its directors and officers. The Company believes that the complaint is without merit and the Company intends to defend said action and file substantial counterclaims against Victory Lane Financial Elite, LLC, Patrick Costello and numerous other defendants.

On August 12, 2009, the parties rescinded the Motivation Advantage transaction and agreed to return any consideration issued.

On August 12, 2009, the parties rescinded the Crowley & Company transaction and agreed to consider the stock issued as compensation for services rendered..

On August 12, 2009, Joseph Vittoria, resigned as a member of the Board of Directors. There were no disagreements with Joseph Vittoria on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On August 13, 2009, Dr. Louis Corrnachia and Richard Smith resigned as members of the Board of Directors. There were no disagreements with Louis Corrnachia or Richard Smith, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On August 14, 2009, Greg Jaclin and Terry Carlson resigned as members of the Board of Directors. There were no disagreements with Greg Jaclin or Terry Carlson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On August 19, 2009, the parties rescinded the EGA transaction and agreed to return any consideration issued.

On August 24, 2009, 310 Holdings, Inc.("310") and the company closed a Securities Purchase Agreement whereby the 310 purchased 100% of the issued and outstanding common shares of Javaco in exchange for $150,000 and the issuance of 2,500,000 shares of 310's common stock to Domark. We also entered into a separate agreement and have assigned $9,997,134 of media credits in print and radio to 310 Holdings in exchange for the issuance of 1,000,000 shares of 310 Holding's common stock.

On August 26, 2009, R. Thomas Kidd resigned as Chief Executive Officer and President and as a member of the Board of Directors. There were no disagreements with R. Thomas Kidd on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. R. Thomas Kidd will remain in his position as Principal Financial Officer.

On August 26, 2009, in a Debt Settlement Agreement by and between the Company and R. Thomas Kidd, any and all debt owed to Mr. Kidd for expenses, advances, or loans has been settled. The Company agrees to pay Mr. Kidd $150,000 cash and transfer 3.5 million shares of common stock of TRTN, OTCBB held by us. Furthermore, the Company shall execute an assignment of all claims against Victory Lane Financial Elite, et al as known or shall become known in the course of the litigation entitled DOMK vs Victory Lane Elite, LLC, Costello, et al in the US District Court, Middle District of Florida, and the case in Tattnall County, Georgia. In addition, the parties shall execute an assignment of the repurchase agreement entered into by and between the Company and TRTN, OTCBB. Upon payment and assignment of TRTN shares and assignment of the Company's claims, Mr. Kidd shall surrender 111,438,394 common shares of Domark, to be returned to treasury and cancelled.

On August 26, 2009, Scott Sieck, a member of the Board of directors and Chief Operating Officer, was appointed as our Chief Executive Officer.

On September 4, 2009, Richard Altmann resigned as member of the Board of Directors.

On September 14, 2009, R. Thomas Kidd resigned as Principle Accounting Officer of the Company to pursue other interests. Mr. Kidd has provided no written disagreement with the Company on any matter related to the Company's operations, policies or practices. Scott Sieck, our current Chief Executive Officer, has been appointed as Principle Accounting Officer.

On September 18, 2009, Scott Sieck entered into an employment agreement with our Company. The employment agreement provided that the Executive has agreed to waive his compensation until such time as the Board of Directors determines the Company has sufficient assets to repay the Executive or receive compensation in equity and accepts from the corporation 100,000 shares it its authorized Series "A" Preferred stock during the interim period. Subsequently, on September 21, 2009, Mr. Sieck choose to receive 100,000 shares of Series A Preferred Stock which have a voting rights in all matters to be voted upon by shareholders of common stock of 1,000 votes per share of Series A Preferred Stock .

On August 26,2009 the Company executed a Securities purchase agreement with R. Thomas Kidd, whereby pursuant to the terms of the agreement, the Company agreed to transfer its ownership of 100 Units of Victory lane LLC to R. Thomas Kidd in exchange for 25 million shares of Domark common stock held by Mr. Kidd. The trhansaction closed on October 15,2009, upon delivery to the Company of 25 million shares of common stock owned by Mr. Kidd.

The issuance of the securities above were effected in reliance on the exemptions for private sales of securities not involving a public offering pursuant to in
Section 4(2) and Section 4(6) of the Securities Act.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 8, 2008, Kramer Wiseman and Associates, LLP ("KWA") was appointed as the independent auditor for DoMark International, Inc. (the "Company") commencing with the year ending May 31, 2008, and Chang G. Park, CPA, Ph.D. ("Chang") were dismissed as the independent auditors for the Company as of September 8, 2008. On October 6, 2009, Larry O'Donnell CPA P.C. was appointed as the independent auditor for Domark International ( the Company" commencing with a re audit of year ending May 31, 2008 and for the year ended May 31, 2009.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2008.

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

There were no changes in our internal control over financial reporting that occurred during of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal quarter ended May 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically re-evaluate this situation

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors, and their ages and positions as of May 31, 2009 are as follows:

DIRECTORS AND EXECUTIVE OFFICER

R. Thomas Kidd                62   Chairman, President, Chief Executive Officer,
                                   and  Chief Financial Officer (1)

Scott Sieck                   50    Director (2)

Richard Altmann               59    Director (3)

Joseph Vittoria               72    Director (4)

Richard Smith                 52    Director (5)

Dr. Louis Cornacchia III      67    Director (6)

Gregg E. Jaclin               49    Director (7)

----------
(1) As of October 7, 2009, Mr. Kidd holds the position of Principal Financial Officer and is not a member of the Board of Directors.
(2) As of October 7, 2009, Mr. Sieck is the sole member of the Board of Directors and holds the positions of Chief Executive Officer and Chief Operating Officer.
(3) On September 4, 2009, Richard Altmann resigned as member of the Board of Directors.
(4) On August 12, 2009, Joseph Vittoria, resigned as a member of the Board of Directors.
(5) On August 13, 2009, Richard Smith resigned as a member of the Board of Directors
(6) On August 13, 2009, Dr. Louis Corrnachia resigned as a member of the Board of Directors
(7) On August 14, 2009, Gregg E. Jaclin resigned as members of the Board of Directors

The Chief Executive Officer of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the sole officer and director of the Company is as follows:

SCOTT SIECK, CHIEF EXECUTIVE OFFICER, DIRECTOR

Mr. Scott R. Sieck has been a Director of our company since inception. On August 26, 2009, Scott Sieck, a member of the Board of directors and Chief Operating Officer, was appointed as our Chief Executive Officer. From 2000 to present, Mr. Sieck has been self employed, managing his own investment portfolio. Mr. Sieck is a graduate of Penn State University with a BA in Labor Relations and graduate studies at John Hopkins University (Master's of Administrative Sciences)

R. THOMAS KIDD, PRINCIPAL FINANCIAL OFFICER

Mr. R. Thomas Kidd, as of May 2008, accepted the position of Chief Executive Officer and Director of the Company. On August 26, 2009, R. Thomas Kidd resigned as Chief Executive Officer and President and as a member of the Board of Directors. There were no disagreements with R. Thomas Kidd on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. R. Thomas Kidd will remain in his position as Principal Financial Officer.

R. Thomas Kidd was the President and Chief Executive Officer of SportsQuest, Inc., a Delaware corporation that creates, develops, owns and manages high end sports events and related operating entities. From January 2007 until August 2007, Mr. Kidd was the Chief Executive Officer of Lextra Management Group, Inc., whose assets were acquired by SportsQuest, Inc. Prior thereto from July 2005 through November 2006 he served as the Chief Executive Officer and Director of Greens Worldwide Incorporated, a publicly held company, and its subsidiary U.S. Golf Tour, primarily involved in the development of a new golf organization and sports enterprise. Prior thereto, fromApril,1999 through October 2004, Mr. Kidd served as Chief Executive Officer and President of ASGA, Inc., and the American Senior Golf Association. For approximately the past thirty (30) years, Mr. Kidd has been engaged in various capacities in developing sports organizations including, among others, two (2) national professional golf tours and one (1) senior golf tour.

RICHARD ALTMANN, DIRECTOR

Rick Altmann had served as a member of the Board of Directors of Domark, Inc. since September 14, 2007. On September 4, 2009, Richard Altmann resigned as member of the Board of Directors.

JOSEPH VITTORIA, DIRECTOR, CHAIRMAN OF THE BOARD

Joseph Vittoria was appointed as Chairman of the Board on February 20.2009. Since February, 2000, Mr. Vittoria has been Chairman of Puradyn Filter Technologies, Inc., designs, manufactures and markets a Bypass Oil Filtration System. and was named CEO in November 2006. From 1997 through 2000, Joseph Vittoria was founder of Travel Services International, a public company in the travel industry. From 1987 to 1997, he was Chairman and Chief Executive Officer of Avis, Inc. Mr. Vittoria holds a BS in civil engineering from Yale University and an MBA from Columbia Business School. He also holds an honorary doctor of laws degree from Molloy College and a Doctor of Business Administration from Roger Williams University. On August 12, 2009, Joseph Vittoria, resigned as a member of the Board of Directors.

RICHARD SMITH, DIRECTOR

Rick Smith was appoint as a director on February 20, 2009, Since in July, 1987, Mr. Smith has been Chairman and Founder of News USA, Inc.,a multi-million dollar syndicated news distributing business. Mr. Smith has a B.A. in Economics from York University in Toronto, an Honors Bachelors of Commerce in Accounting from the University of Windsor, MBA studies at the University of Toronto and the CPA program before joining Deloite and Touche. He is the author of three best-selling self-help business books: Getting Started, Getting Money and Getting Sales.

GREGG E. JACLIN, DIRECTOR

Gregg Jaclin was appoint to the board of directors on March 17, 2009. Gregg E. Jaclin is a partner at Anslow & Jaclin, LLP. Mr. Jaclin is a securities and corporate lawyer whose practice focuses on securities, financings, mergers and acquisitions and corporate representation. He graduated from University of Maryland with a B.A. degree in government and politics and received his Juris Doctor from Cardozo Law School and was the Production Editor of the CARDOZO WOMEN'S LAW JOURNAL. He is a member of both the New York and New Jersey bars. On August 14, 2009, Gregg E. Jaclin resigned as members of the Board of Directors

DR. LOUIS CORNACCHIA III, DIRECTOR

Dr. Cornacchia has been a director since May 8, 2009, Dr. Cornacchia is the President and CEO of Doctations Inc. (www.doctations.com), a web-based, multi-tenancy, integrated community for physicians and their patients that allows physicians to run their entire medical practices from any Internet-enabled computer. He is a graduate of Columbia College and NYU School of Medicine, and is a board certified neurosurgeon with a practice in Nassau County, New York. On August 13, 2009, Dr. Louis Corrnachia resigned as a member of the Board of Directors

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

The Company is aware that some filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

On August 26, 2009 R. Thomas Kidd resigned as Chief Executive Office and President and as a member of the Board of Directors. There were no disagreements with R. Thomas Kidd on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. R. Thomas Kidd will remain in his position as Principal Financial Officer.

On August 26, 2009, Scott Sieck, a member of the Board of Directors and Chief Operating Officer, was appointed as our Chief Executive Officer.

On September 4, 2009, Richard Altman resigned as member of the Board of Directors. There were no disagreements with Richard Altman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

                          TABLE OF CONTENTS FOR TABLES

                                                                        PAGE NO.
                                                                        --------

APPENDIX C: EXECUTIVE AND DIRECTOR COMPENSATION TABLES

[FISCAL YEAR] SUMMARY COMPENSATION TABLE ................................     56

[FISCAL YEAR] GRANTS OF PLAN-BASED AWARDS TABLE (PLEASE NOTE THIS
TABLE WILL BE UPDATE BY THE SEC.) .......................................     57

[FISCAL YEAR] OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE ........     58

[FISCAL YEAR] OPTION EXERCISES AND STOCK VESTED TABLE ...................     59

[FISCAL YEAR] PENSION BENEFITS TABLE ....................................     60

[FISCAL YEAR] NONQUALIFIED DEFERRED COMPENSATION TABLE ..................     61

[FISCAL YEAR] DIRECTOR COMPENSATION TABLE ...............................     62

FISCAL YEAR 2009 SUMMARY COMPENSATION TABLE

                                                                                       Change in
                                                                                        Pension
                                                                                       Value and
                                                                         Non-Equity   Nonqualified
                                                                         Incentive     Deferred       All
 Name and                                                                  Plan         Compen-      Other
 Principal                                         Stock       Option     Compen-       sation       Compen-
 Position             Year   Salary($)  Bonus($)   Awards($)   Awards($)  sation($)    Earnings($)   sation($)  Totals($)
 --------             ----   ---------  --------   ---------   ---------  ---------    -----------   ---------  ---------

CEO
Scott R Sieck         2009          0      0             0         0          0            0               0           0

PFO
R Thomas Kidd         2009          0      0       100,000         0          0            0          19,964     119,964

DIRECTOR
Rick Altmann          2009     39,000      0        58,620         0          0            0           5,248     102,868

DIRECTOR
Gregg Jaclin          2009          0      0        25,000         0          0            0               0      25,000

DIRECTOR
Louis Corrnachia      2009          0      0             0         0          0            0               0           0

DIRECTOR
Richard Smith         2009          0      0        25,000         0          0            0               0      25,000

DIRECTOR
Joseph Vittoria       2009          0      0        29,375         0          0            0               0      29,375

PLEASE NOTE: BASED ON THE SEC CHANGES EFFECTIVE DECEMBER 29, 2006, THIS TABLE WILL BE CHANGED. UPDATED TABLE TO BE DISTRIBUTED ONCE THE SEC HAS ISSUED THE NEW TABLE.

FISCAL YEAR 2009 GRANTS OF PLAN-BASED AWARDS TABLE

                                                                                      All Other        All Other
                                                                                     Stock Awards:   Option Awards:
                   Estimated Future Payouts Under    Estimated Future Payouts Under    Number of       Number of     Exercise or
                  Non-Equity Incentive Plan Awards    Equity Incentive Plan Awards     Shares of      Securities     Base Price
                  --------------------------------    ----------------------------     Stock or       Underlying      of Option
          Grant   Threshold     Target     Maximum    Threshold   Target   Maximum       Units         Options          Awards
Name      Date       ($)          ($)        ($)        (#)        (#)       (#)          (#)             (#)          ($ / Sh)
----      -----   ---------     ------     -------    ---------   ------   -------       -----         -------          ------
Scott R Sieck       N/A

R Thomas Kidd       N/A

FISCAL YEAR 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                  Option Awards                                                     Stock Awards
           -----------------------------------------------------------------  ---------------------------------------------------
                                                                                                                        Equity
                                                                                                         Equity        Incentive
                                            Equity                                                      Incentive     Plan Awards:
                                          Incentive                                                   Plan Awards:     Market or
                                         Plan Awards:                                      Market      Number of     Payout Value
           Number of       Number of      Number of                           Number of   Value of      Unearned      of Unearned
           Securities      Securities     Securities                          Shares or   Shares or   Shares, Units  Shares, Units
           Underlying      Underlying     Underlying                          Units of    Units of      or Other       or Other
           Unexercised    Unexercised    Unexercised   Option     Option     Stock That  Stock That   Rights That    Rights That
           Options(#)      Options(#)      Unearned   Exercise   Expiration   Have Not    Have Not      Have Not       Have Not
          Exercisable    Unexercisable    Options(#)  Price($)     Date       Vested(#)  Vested($)     Vested(#)       Vested(#)
          -----------    -------------    ----------  --------     ----       ---------  ---------     ---------       ---------
Scott R Sieck    N/A

R Thomas Kidd    N/A

A

B

C

D

E

F

FISCAL YEAR 2009 OPTION EXERCISES AND STOCK VESTED TABLE

                                     Option Awards                               Stock Awards
                       -----------------------------------------      -------------------------------------
                         Number of Shares         Value Realized       Number of Shares      Value Realized
                       Acquired on Exercise         on Exercise       Acquired on Vesting      on Vesting
Name                           (#)                      ($)                   (#)                 ($)
----                   --------------------         -----------       -------------------      ----------
Scott R Sieck                  N/A

R Thomas Kidd                  N/A

A

B

C

D

E

F

FISCAL YEAR 2009 PENSION BENEFITS TABLE

                                                                      Present Value
                                                Number of Years      of Accumulated       Payments During Last
                                                Credited Service         Benefit              Fiscal Year
Name                          Plan Name               (#)                  ($)                    ($)
----                          ---------         ----------------         -------              -----------
Scott R Sieck                    N/A

R Thomas Kidd                    N/A

A

B

C

D

E

F

FISCAL YEAR 2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

                                                  Registrant          Aggregate Earnings    Aggregate      Aggregate Balance at
                   Executive Contributions   Contributions in Last         in Last         Withdrawals/        Last Fiscal
                     in Last Fiscal Year          Fiscal Year            Fiscal Year       Distributions         Year-End
Name                         ($)                     ($)                     ($)               ($)                 ($)
----                 -------------------          -----------            -----------       -------------         --------
Scott R Sieck                 0                        0                     0                  0                   0

R Thomas Kidd                 0                        0                     0                  0                   0

A

B

C

D

E

F

FISCAL YEAR 2009 DIRECTOR COMPENSATION TABLE

                                                                               Change in
                                                                                Pension
                                                                               Value and
                            Fees                              Non-Equity      Nonqualified
                           Earned                             Incentive         Deferred
                          Paid in      Stock      Option        Plan          Compensation      All Other
    Name                  Cash($)     Awards($)  Awards($)  Compensation($)    Earnings($)    Compensation($)   Total($)
    ----                  -------     ---------  ---------  ---------------    -----------    ---------------   --------
Rick Altmann              39,000        58,620       0            0                 0                5,248       102,868

R Thomas Kidd                  0       100,000       0            0                 0              119,964       119,964

Joseph Vittoria                0        29,375       0            0                 0                    0        29,375

Gregg Jaclin                   0        25,000       0            0                 0                    0        25,000

Richard Smith                  0        25,000       0            0                 0                    0        25,000

Louis Corrnachia               0             0       0            0                 0                    0             0

FISCAL YEAR 2009 ALL OTHER COMPENSATION TABLE

                         Prequisites                                       Company                          Change
                          and Other                                     Contributions        Severance     in Control
                          Personal         Tax             Insurance    to Retirement        Payments/     Payments/
     Name        Year    Benefits($)  Reimbursements($)   Premiums($)  and 401(k) Plans($)   Accruals($)   Accruals($)   Total($)
     ----        ----    -----------  -----------------   -----------  -------------------   -----------   -----------   --------
Scott R Sieck    2009            0           0                 0               0                  0            0               0

R Thomas Kidd    2009       19,964           0                 0               0                  0            0          19,964

Rick Altmann     2009        5,248           0                 0               0                  0            0           5,248

B

C

D

E

F

FISCAL YEAR 2009 PERQUISITES TABLE

                                Reimbursed
                              Expenses under     Financial Planning                 Executive       Total Perquisites and
Name                 Year    Accountable Plan        Legal Fees        Club Dues    Relocation     Other Personal Benefits
----                 ----    ----------------        ----------        ---------    ----------     -----------------------
Scott R Sieck        2009             0                   0                0             0                        0

R Thomas Kidd        2009        19,964                   0                0             0                   19,964

Rick Altmann         2009         5,248                   0                0             0                    5,248

B

C

D

E

F

FISCAL YEAR 2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

                                               Before         After Change
                                              Change in        Change in
                                               Control          Control
                                             Termination      Termination
                                              w/o Cause        w/o Cause
                                               or for           or for        Voluntary                            Change in
     Name                      Benefit       Good Reason      Good Reason    Termination     Death   Disability     Control
     ----                      -------       -----------      -----------    -----------     -----   ----------     -------

A

B

C

D

E

F

COMPENSATION OF DIRECTORS

Mr. Kidd was also a member of the board of directors of the Company and was not compensated for those services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the common stock as of October 7, 2009 by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 62,313,805 shares beneficially owned as of October 7, 2009. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person; 1809 East Broadway # 125, Oviedo, FL 32795.

       Name and Address                       Shares Owned (1)     Common Stock
       ----------------                       ----------------     ------------

R. Thomas Kidd & Joan Kidd                      32,986,500              52.9%
1809 East Broadway # 125
Oviedo, Fl 32795

Joseph Vittoria                                    112,500               .18%
1809 East Broadway # 125
Oviedo, Fl 32795

Gregg Jaclin                                        12,500               .02%
1809 East Broadway # 125
Oviedo, Fl 32795

Rick Smith                                          12,500               .02%
1809 East Broadway # 125
Oviedo, Fl 32795

Richard Altmann                                  1,000,000               1.6%
1809 East Broadway # 125
Oviedo, Fl 32795

Scott Sieck                                      2,025,000              3.25%
1809 East Broadway # 125
Oviedo, Fl 32795

All such directors as a group (6 persons)       36,149,000                58%

CHANGES IN CONTROL

We are not aware of any arrangements that may result in a change in control of the Company except that on September 18, 2009, Scott Sieck entered into an employment agreement with our Company. The employment agreement provided that the Executive has agreed to waive his compensation until such time as the Board of Directors determines the Company has sufficient assets to repay the Executive or receive compensation in equity and accepts from the corporation 100,000 shares it its authorized Series "A" Preferred stock during the interim period. Subsequently, on September 21, 2009, Mr. Sieck choose to receive 100,000 shares of Series A Preferred Stock which have a voting rights in all matters to be voted upon by shareholders of common stock of 1,000 votes per share of Series A Preferred Stock .

DESCRIPTION OF SECURITIES

GENERAL

Our authorized capital stock consists of 200,000,000 common stock, par value $ ..001.and 2,000,000 preferred par .001.

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

SERIES A PREFERRED STOCK

The Company has 2,000,000 shares of preferred stock, the rights and preferences of which can be designated by the Board of Directors. The Board of Directors designated and issued 100,000 shares of Series A Preferred. The shares have no dividend rights and convert at the holder's or the Company's option to the Company's Common Stock at the rate of 1,000 to 1. The shares have no liquidation value, no liquidation rights, no dividend rights and no redemption rights. The shares of Series A Preferred Stock were converted to 100,000,000 shares common stock prior to May 31, 2009 pursuant to Mr. Tom Kidd's employment agreement.

DIVIDEND POLICY

We have never declared any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

OPTIONS AND WARRANTS

As of May 31, 2009 the follow warrants were issued in conjunction with the Javaco transaction:
20,000 common stock purchase warrants at an exercise price of $3.00 per share, expiring on December 31, 2008; 20,000 common stock purchase warrants at an exercise price of $4.00 per share, expiring on December 31, 2009 and 40,000 common stock purchase warrants at an exercise price of $5.00 per share, expiring on December 31, 2010.

CONVERTIBLE SECURITIES

At May 31, 2009 we have no convertible securities issued.

AMENDMENT OF OUR BYLAWS

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDPENDENCE.

On September 1, 2008, the Company issued 1,000,000 shares of its common stock to a Director as compensation for a value of $500.

On December 29, 2008, the Company issued 200,000 shares of its common stock to a Director as compensation for a value of $400,000. Subsequently, the Director has returned 170,940 shares to the Company and the shares were cancelled.

On April 1, 2009, the Company issued 12,500 shares of its common stock to a Director as compensation for a value of $29,375.

On April 14, 2009, the Company issued 12,500 shares of its common stock to a Director as compensation for a value of $25,000.

On April 14, 2009, the Company issued 12,500 shares of its common stock to a Director as compensation for a value of $25,000.

On May 15, 2009, the Chief Executive Officer at the time, converted to common 100,000 shares of the Company's preferred stock, convertible at a rate of 1000:1.

From time to time, the Company's officers would lend the Company money. At May 31, 2009, there was an outstanding loan payable in the amount of $44,000.

As of May 31, 2009, there were no formal executive compensation agreements in effect.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES. The aggregate fees billed by Larry O'Donnell CPA P.C. for professional services rendered for the audit of the Company's annual financial statements for fiscal years ended May 31, 2009 and 2008 approximated $10,000 and $6,000respecitvely. The aggregate fees billed by Larry O'Donnell CPA P.C.for the review of the financial statements included in the Company's Forms 10-Q for fiscal year 2008 approximated $0 per year.

The aggregate fees billed by Larry O'Donnell CPA for professional services rendered for the audit of the Company's annual financial statements for fiscal years ended May 31, 2009 and May 31, 2008 approximated $10,000 and $6,000 respectively.

AUDIT-RELATED FEES. The aggregate fees billed by Larry O'Donnell CPA P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended May 31, 2009 and 2008, and that are not disclosed in the paragraph captioned "Audit Fees" above, were $0? and $0?, respectively.

TAX FEES. The aggregate fees billed by Larry O'Donnell CPA P.C. for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended May 31, 2009 and 2008 were $0? and $0 respectively.

ALL OTHER FEES. The aggregate fees billed by Larry O Donnell CPA P.C. for products and services, other than the services described in the paragraphs "Audit Fees," "Audit-Related Fees," and "Tax Fees" above for the fiscal years ended May 31 2009 and 2008 approximated $10,000 and $6,000 respectively.

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS

Exhibits
3.1      Articles of Incorporation (1)

3.1      Amendments to Articles of Incorporation - Fourth Article (1)

3.1      Amendment to Articles of Incorporation - Name Change (1)

14.1     Financial Code of Ethics (2)

21       Subsidiaries (2)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act. (2)

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (2)

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

(2)  Filed herewith

ITEM 15: SIGNATURES

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 DoMark International, Inc.
                                      Registrant


Date: October 16, 2009           By: /s/ Scott R. Sieck
                                     -------------------------------------------
                                     Scott R. Sieck
                                     Chairman, President Chief Executive Officer



Date: October 16, 2009           By: /s/ R. Thomas Kidd
                                     -------------------------------------------
                                     R Thomas Kidd
                                     Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of October 2009.


/s/ Scott R. Sieck                        Chief Executive Officer, Director
---------------------------------
Scott R. Sieck


/s/ R. Thomas Kidd                        Principle Financial Officer
---------------------------------
R Thomas Kidd