Form 10-Q
period 2009-08-31
Domark International Inc.
filed 2009-10-20
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended August 31, 2009

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

                                  877-700-7369
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.0001 par value per share
                                (Title of Class)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Large accelerated filer  [ ]                          Accelerated filer [ ]
Non-accelerated filer  [ ]                            Small Business Issuer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at August 31, 2009
           -----                                  ------------------------------

Common stock, $0.001 par value                                37,312,605

                           DOMARK INTERNATIONAL, INC.
                            INDEX TO FORM 10-Q FILING
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2009

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)
            Condensed Consolidated Balance Sheets                             3
            Condensed Consolidated Statements of Income                       5
            Condensed Consolidated Statement of Cash Flows                    6
            Notes to Condensed Consolidated Financial Statements              7

Item 2.  Management Discussion & Analysis of Financial Condition and
         Results of Operations                                               13

Item 3   Quantitative and Qualitative Disclosures About Market Risk          17

Item 4.  Controls and Procedures                                             17

PART II - OTHER INFORMATION

Item 1A. Legal Proceedings                                                   18

Item 1B. Risk Factors                                                        18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5   Other information                                                   19

Item 6.  Exhibits                                                            19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     As of August 31, 2009 and May 31, 2008

                                     ASSETS

                                                 8/31/2009           5/31/2009
                                                 ---------           ---------
CURRENT ASSETS
  Cash                                          $  147,716          $   24,451
  Accounts Receivable                              592,636           1,262,334
  Loans and Notes Receivable                        23,222               3,352
  Prepaid Expenses                                   1,853              16,023
  Inventory                                        569,874             534,355
                                                ----------          ----------

      Total Current Assets                       1,335,301           1,840,515
                                                ----------          ----------
FIXED ASSETS
  Property & Equipment, Net                        180,133             184,218
                                                ----------          ----------

      Total Fixed Assets                           180,133             184,218
                                                ----------          ----------
OTHER ASSETS
  Deposits                                           4,708               6,608
  Due From Affiliate                               106,561             106,561
  Prepaid Media                                         --           1,002,866
  Investment in unconsolidated subsidiary               --                  --
  Goodwill                                          96,900           2,746,900
                                                ----------          ----------

      Total Other Assets                           208,169           3,862,935
                                                ----------          ----------

      TOTAL ASSETS                              $1,723,603          $5,887,668
                                                ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     As of August 31, 2009 and May 31, 2008


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    8/31/2009              5/31/2009
                                                                  ------------           ------------
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                           $    433,219           $    968,869
  Payroll Liabilities                                                    7,524                  8,903
  Due to Affiliate and Shareholder                                     100,064                 44,000
  Notes payable and Line of Credit                                     479,587                389,857
                                                                  ------------           ------------

      Total Current Liabilities                                      1,020,394              1,411,629
                                                                  ------------           ------------

LONG-TERM LIABILITIES
  Convertible Notes Payable                                                 --                     --
  Bond Payable                                                              --                     --
                                                                  ------------           ------------

      Total Long-Term Liabilities                                           --                     --
                                                                  ------------           ------------


      TOTAL LIABILITIES                                              1,020,394              1,411,629
                                                                  ------------           ------------

MINORITY INTEREST IN SUBSIDIARY                                             --                     --
                                                                  ------------           ------------

STOCKHOLDERS' EQUITY
  Convertible Preferred stock series A, $.001 par value,
    Authorized: 2,000,000
    Issued: None                                                            --                     --
  Common Stock
    Authorized: 200,000,000
    Issued: 141,695,383 and 8,500,000, respectively                     30,056                141,695
  Additional paid in capital                                        13,632,835             17,036,196
  Common Stock subscribed, not issued                                       --                     --
  Accumulated income/(deficit)                                     (12,959,682)           (12,701,852)
                                                                  ------------           ------------

      Total Stockholders' Equity                                       703,209              4,476,039
                                                                  ------------           ------------

      TOTAL LIABILITIES AND EQUITY                                $  1,723,603           $  5,887,668
                                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
              For the three months ending August 31, 2009 and 2008


                                                         THREE                  THREE
                                                         MONTHS                 MONTHS
                                                        8/31/2009              8/31/2008
                                                      ------------           ------------
REVENUE                                               $    987,525           $    452,336

COST OF SERVICES                                           810,342                360,079
                                                      ------------           ------------

GROSS PROFIT OR (LOSS)                                     177,183                 92,257

GENERAL AND ADMINISTRATIVE EXPENSES                        288,286              1,013,747

IMPAIRMENT OF GOODWILL                                     100,000                     --
                                                      ------------           ------------

OPERATING INCOME/(LOSS)                                   (211,103)              (921,490)

INTEREST EXPENSE                                             6,727                 37,878

IMPAIRMENT OF ASSET                                         40,000                     --
                                                      ------------           ------------

INCOME/(LOSS) BEFORE INCOME TAXES                         (257,830)              (959,368)

PROVISION FOR INCOME TAXES
  Federal                                                       --                     --
  State                                                         --                     --
                                                      ------------           ------------

CONSOLIDATED NET INCOME/(LOSS)                        $   (257,830)          $   (959,368)
                                                      ============           ============


EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED          $      (0.01)          $      (0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              30,055,789             18,051,352


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
              For the three months ending August 31, 2009 and 2008

                                                                               THREE                 THREE
                                                                               MONTHS                MONTHS
                                                                             8/31/2009             8/31/2008
                                                                            -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                         $  (257,830)          $  (959,368)
                                                                            -----------           -----------
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    ADJUSTMENTS FOR CHARGES NOT REQUIRING OUTLAY OF CASH:
      Depreciation and Amortization                                               5,324                   575
      Impairment of Assets                                                       40,000                    --
      Impairment of Goodwill                                                    100,000
      Common stock issued in a forward split                                         --                 9,750
      Common stock issued as compensation and for expenses                           --               800,000
      Cancellation of subscribed stock                                               --            (2,812,300)
      Common stock issued for assets                                                 --             5,016,000
    CHANGES IN OPERATING ASSETS AND LIABILITITES:
      (Increase)/Decrease in Accounts Receivable                                667,187            (1,362,574)
      (Increase)/Decrease in Notes Receivable                                   (21,211)                   --
      (Increase)/Decrease in Inventory                                          (32,773)             (683,088)
      (Increase)/Decrease Prepaid Exp and Other Current Assets                   12,596            (1,058,156)
      Deposits                                                                    1,900                (3,561)
      Increase/(Decrease) in Notes Payable                                      102,500               443,111
      Increase/(Decrease) in Accounts Payable                                  (533,195)              720,207
      Increase/(Decrease) in Accrued Expenses                                     2,001                30,192
                                                                            -----------           -----------

         Total adjustments to net income                                        344,329             1,100,156
                                                                            -----------           -----------

         Net cash provided by (used in) operating activities                     86,499               140,788
                                                                            -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Received/(Paid) Furniture & Equipment                                     (1,239)              (41,055)
                                                                            -----------           -----------

         Net cash flows provided by (used in) investing activities               (1,239)              (41,055)
                                                                            -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Convertible notes                                                     --                 2,518
  Cash Proceeds from stock issuance                                                  --                    --
  Cash Received/(Paid) from/(to) Affiliate                                       56,273                10,000
  Cash Received/(Paid) on notes payable                                         (18,268)                   --
                                                                            -----------           -----------

         Net cash provided by (used in) financing activities                     38,005                12,518
                                                                            -----------           -----------
CASH RECONCILIATION
  Net increase (decrease) in cash and cash equivalents                          123,265               112,251
  Cash and cash equivalents - beginning balance                                  24,451                38,906
                                                                            -----------           -----------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                             $   147,716           $   151,157
                                                                            ===========           ===========


   The accompanying notes are an integral part of these financial statements.

DOMARK INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED AUGUST 31, 2009


NOTE 1 -  DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. ("DoMark" or "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales. The Company abandoned its original business of exotic furnituresales in May of 2008 and pursued the acquisition of entities to best bring value to the company and its shareholders. We attempted to acquire successfully operating subsidiaries and to deploy accounting, governance, risk and compliance services, marketing, management and media assets to the subsidiaries, to build the value of our Company during and subsequent to our 2009 operating period. These endeavors, mostly unsuccessful, further complicated by litigation matters derived from our Victory Lane acquisition ( see legal ) have resulted in the rescissions of certain acquisitions. The Company is reviewing its current business model in consideration of legal matters and is seeking swift resolution in order to adequately pursue its business purpose.

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

NOTE 3 - BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended May 31, 2009.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 5 - RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

NOTE 6 - RELATED PARTY TRANSACTIONS

On August 12, 2009, the parties rescinded the Motivation Advantage transaction and agreed to return any consideration issued.

On August 12, 2009, the parties rescinded the Crowley & Company transaction and agreed to consider the stock issued as compensation for services rendered.

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

On October 15, 2009, the Company entered into an agreement whereby the Company and R Thomas Kidd settled outstanding debts to Mr. Kidd. Terms of the debt settlement agreement relieved the Company of indebtedness to Mr. Kidd in the amount of $16,491 in exchange for the transference of the website of Executive Sports and Entertainment, Inc., representing ownership of that website, delivery of the website framework for www.domarkinternational.com, the assignment of a $100,000 promissory note payable to the Company, and assignment of all shares related to MedQuest, Inc., a Nevada corporation formed by the Company in 2008.

NOTE 7 - ACCOUNTS RECEIVABLE

At the end of the three month period ending August 31, 2009, the Company's accounts receivable balances are as follows:

Javaco                                $581,054

ECFO                                    11,582
                                      --------
                                      $592,636
                                      ========

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS - Adoption of Statement 142

                                         As of August 31, 2009
                                   Gross Carrying       Accumulated
                                       Amount           Amortization
                                       ------           ------------

Amortized intangible assets           $     --            $     --
  None                                      --                  --
                                      --------            --------
      Total                           $     --            $     --
                                      ========            ========

Unamortized intangible assets
  Goodwill                              96,900
                                      --------
      Total                           $ 96,900
                                      ========


The changes in the carrying amounts of goodwill for the year ended May 31, 2009 are as follows:

                                       JAVACO            ESE             ECFO
                                    -----------       --------        ---------
Balance as of June 1, 2008          $        --       $     --        $      --
Goodwill acquired during year         4,348,750         69,900          408,000
Impairment Loss                      (2,698,750)            --         (381,000)
Goodwill written off related
 to sale of business unit                    --             --               --
                                    -----------       --------        ---------
Balance as of May 31, 2009          $ 1,650,000       $ 69,900        $  27,000
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

NOTE 9 - LIABILITIES

The Company is reporting loans and notes payable of $479,587. $478,737 reflects the financing of operating capital in Javaco and $850 reflects the balance due on a secured note payable in ECFO.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On April 13, 2009, the Company entered into a sponsorship agreement with Executive Adventures, LLC. The Company has committed to $465,000 in total sponsorship fees for the annual World Sailfish Championship events, for years 2009 - 2012. The agreement provides that the Company shall remit fees according to the following payment schedule:

     2009 Event 60,000 shares, due by April 14, 2009 *
     2010 Event 105,000 net due January 15, 2010
     2011 Event 110,000 net due January 15, 2011
     2012 Event 115,000 net due January 15, 2012

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

NOTE 11 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 12 - STOCKHOLDER'S EQUITY

                                     Stock issued                   Stock issued
                                       for Cash     Cash Received    for Assets
                                       --------     -------------    ----------

Three months ended August 31, 2009       --              --              --

During the three months ended August 31, 2009, the Company cancelled 111,639,594 shares of its common stock as a result of rescissions of its subsidiaries and debt settlements.

NOTE 13 - SUBSEQUENT EVENTS

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

On September 18, 2009, Scott Sieck entered into an employment agreement with our Company. The employment agreement provided that the Executive has agreed to waive his compensation until such time as the Board of Directors determines the Company has sufficient assets to repay the Executive or receive compensation in equity and accepts from the corporation 100,000 shares it its authorized Series "A" Preferred stock during the interim period. Subsequently, on September 21, 2009, Mr. Sieck choose to receive 100,000 shares of Series A Preferred Stock which have a voting rights in all matters to be voted upon by shareholders of common stock of 1,000 votes per share of Series A Preferred Stock.

On October 20, 2009, the Company executed an agreement to sell the stock of ECFO Corporation back to ECFO's founding shareholder. Consideration for the 2000 shares of ECFO Corporation, representing all issued and outstanding shares of ECFO Corporation, owned by the Company, is Ten Thousand Dollars ($10,000), payable in the form of a one year promissory note. The transaction is a private sale exempt from registration under Section 4(1) of the Securities Act of 1933, as amended.

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

NONE

Revenues

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

RESULTS OF OPERATIONS

Revenues for the three months ended August 31, 2009 were $987,525 as compared to $452,336 for the three months ended August 31, 2008. The increase is due to improved performance by our subsidiary, Javaco. Our future revenue plan is dependent on our ability to effectively close new viable acquisitions.

General and administrative expenses for the three months ended August 31, 2009 increased to $288,286 from $958,956 for the three months ended August 28, 2008. The decrease in general and administrative expenses relates to the proportionate decrease due to rescission of our subsidiaries.

The Company realized net income (loss) of ($257,830), for the three months ended August 31, 2009 compared to net income (loss) of ($959,368) for the three months ended August 31, 2008, primarily as a result of decreased costs associated with public reporting status and stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash provided by (used in) operating activities for the three months ending August 31, 2009 was $86,499 compared to $ 140,788 as of the year ended May 31, 2009.

Accounts receivable decreased from $592,636 for the three months ending August 31, 2009 compared to $1,089,757 for the three months ended August 31, 2008.

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

Our future revenues and profits, if any, will primarily depend upon our abilityto execute our business model. At August 31, 2009 the Company had no capital resources and will rely upon additional capital contributions from its sole director to fund administrative expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We attempted to acquire successfully operating subsidiaries and to deploy accounting, governance, risk and compliance services, marketing, management and media assets to the subsidiaries, to build the value of our Company.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of August 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2009, our internal control over financial reporting was effective, except as follows:

Our accounting staff, for the filing of our amended 10-K for the year ended May 31, 2008, presented a Report of Independent Registered Public Accounting Firm to the Board of Directors from the prior auditors for the financial statements for the year ended May 31, 2008. Subsequent to the filing, the Board of Directors learned that the Report of Independent Registered Public Accounting Firm from the prior auditor was not filed with the approval of the prior auditors as represented by our accounting staff. Consequently, the Board of Directors filed the Form 10-K for the years ended May 31, 2009 and May 31, 2008 by the current auditor.

As a consequence of this filing, our Chief Executive Officer has concluded that our disclosure controls and procedures may not be effective due to possible material weakness in our internal controls over financial reporting described above and other factors related to the Company's financial reporting processes. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control -- Integrated Framework. The Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness relative to our financial reporting procedures. The primary concern was the filing of our Form 10K/A without approval from our prior independent auditors. Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant but we believe that having our current auditor re-audit and publish the fiscal year ended May 31, 2009 and May 31, 2008 rectifies this deficiency.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended August 31, 2009, there was not a change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

As of August 31, 2009, we had 30,695,789 shares of common stock issued and outstanding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

NONE

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended August 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended August 31, 2009.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form, except for the following:

On October 20, 2009, the Company executed an agreement to sell the stock of ECFO Corporation back to ECFO Corporation founding shareholder. Consideration for the 2000 shares of ECFO Corporation, representing all issued and outstanding shares of ECFO Corporation, owned by the Company, is Ten Thousand Dollars ($10,000), payable in the form of a one year promissory note. The transction is a private sale exempt from registration under Section 4(1) of the Securities Act of 1933, as amended.

Our accounting staff, for the filing of our amended 10-K for the year ended May 31, 2008, presented a Report of Independent Registered Public Accounting Firm to the Board of Directors from the prior auditors for the financial statements for the year ended May 31, 2008. Subsequent to the filing, the Board of Directors learned that the Report of Independent Registered Public Accounting Firm from the prior auditor was not filed with the approval of the prior auditors as represented by our accounting staff. Consequently, the Board of Directors filed the Form 10-K for the years ended May 31, 2009 and May 31, 2008 by the current auditor. As a consequence of this filing, our Chief Executive Officer has concluded that our disclosure controls and procedures may not be effective due to possible material weakness in our internal controls over financial reporting described above and other factors related to the Company's financial reporting processes. The Company is in the process of evaluating the internal controls and procedures to ensure that the internal controls and procedures satisfy the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. The Company and its independent registered public accounting firm identified certain significant internal control deficiencies that we considered to be, in the aggregate, a material weakness relative to our financial reporting procedures. The primary concern was the filing of our Form 10K/A without approval from our prior independent auditors. Due to the size of our Company and the costs associated to remediate these issues, we still consider these concerns to be relevant but we believe that having our current auditor re-audit and publish the fiscal year ended May 31, 2009 and May 31, 2008 rectifies this deficiency.

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

                                DoMark International, Inc.
                                      Registrant


Date: October 20, 2009          By: /s/ Scott Sieck
                                    --------------------------------------------
                                    Scott Sieck
                                    Chief Executive Officer (Principal Executive
                                    Officer, Principal Financial Officer)