Form 10-K/A
period 2008-05-31
Domark International Inc.
filed 2009-12-21
CIK 1365160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [ ] No

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

                    Documents Incorporated By Reference None

                                TABLE OF CONTENTS

PART I
ITEM 1.  BUSINESS                                                             3
ITEM 1A. RISK FACTORS                                                         5
ITEM 2.  PROPERTIES                                                          10
ITEM 3.  LEGAL PROCEEDINGS                                                   10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                   10
ITEM 6.  SELECTED FINANCIAL DATA                                             12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                               13
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          17
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         18
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                44
ITEM 9A. CONTROLS AND PROCEDURES                                             45
ITEM 9B. OTHER INFORMATION                                                   46

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT.                                                       46
ITEM 11. EXECUTIVE COMPENSATION                                              47
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                     50
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE                                                        51
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                              53

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                          54

SIGNATURES                                                                   55

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

ADDITIONAL INFORMATION

DoMark files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330 1-800-SEC-0330 . You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

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

RECENT DEVELOPMENTS

On May 15, 2008, we executed an agreement with R. Thomas Kidd (the "Agreement"), whereby pursuant to the terms and conditions of that Agreement by and between our company and Kidd we completed the purchase of 100,000 Series A Preferred Convertible Shares of SportsQuest, Inc., a Delaware corporation from R. Thomas Kidd. On a fully diluted basis, the 100,000 Series A Preferred Convertible Shares of SportsQuest, Inc, represent approximately seventy-nine percent (79%) of the capital stock of SportsQuest, Inc. The Closing of the transaction occurred on May 20, 2008 ("Closing").

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

ITEM 8. FINANCIAL STATEMENTS.

                           DOMARK INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:
  Larry O'Donnell, CPA, P.C.                                                 19

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:
  Chang G. Park, CPA, Ph.D.                                                  20

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet at May 31, 2008 and 2007                        21

  Consolidated Statements of Operations for the years ended
  May 31, 2008 and 2007                                                      22

  Consolidated Statements of Stockholders' Equity for the years
  ended May 31, 2008 and 2007                                                23

  Consolidated Statements of Cash Flows for the years ended
  May 31, 2008 and 2007                                                      24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   25

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Domark International, Inc.
Oviedo, Florida

I have audited the accompanying consolidated balance sheets of Domark International, Inc. and subsidiaries as of May 31, 2008, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domark International, Inc. and subsidiaries as of May 31, 2008, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Larry O'Donnell
-----------------------------
Larry O'Donnell, CPA, PC

October 13, 2009

                           Chang G. Park, CPA, Ph. D.
              * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615
          * TELEPHONE (858)722-5953 (858)722-5953 * FAX (858) 408-2695
                           FAX (858) 764-5480 * E-MAIL
                             changgpark@gmail.com *
--------------------------------------------------------------------------------

December 17, 2009

To Whom It May Concern:

The firm of Chang G. Park, CPA consents to the inclusion of our report of August 28, 2007 on the audited financial statements of DoMar Exotic Furnishings Inc. as of May 31, 2007, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.

Very truly yours,


/s/Chang G. Park
----------------------------
Chang G. Park, CPA

DOMARK INTERNATIONAL, INC.
CONSOLIDATED
BALANCE SHEET
(As Restated)
As of May 31, 2008 and May 31, 2007
--------------------------------------------------------------------------------

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
                                                   ===========          ===========          ===========


    The accompanying notes are an integral part of these financial statements

DOMARK INTERNATIONAL, INC.
CONSOLIDATED
BALANCE SHEET
(As Restated)
As of May 31, 2008 and May 31, 2007
--------------------------------------------------------------------------------

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
                                                    ============           ============           ============


    The accompanying notes are an integral part of these financial statements

DOMARK INTERNATIONAL, INC.
STATEMENT OF OPERATIONS
(As Restated)
For the twelve months ending May 31, 2008 and May 31, 2007
--------------------------------------------------------------------------------

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
                                        =========      =======    ==========    ===========     ==========    ===========


    The accompanying notes are an integral part of these financial statements

DOMARK INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED MAY 31, 2008 AND 2007
--------------------------------------------------------------------------------

                                                                           2008                  2007
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                    $(1,419,170)          $   (12,460)
  Adjustments to reconcile net loss to net
   Cash used in operating activities:
     Depreciation and amortization                                             449                     5
     Common stock issued for services                                       74,980                    --
     Non-cash financing fees                                               733,308                    --
     Gain on Sale of Asset                                                  (7,743)                   --
     Provision for income taxes                                           (287,403)                   --
  Changes in operating assets and liabilities:
     Prepaid and other current assets                                     (123,843)               (2,432)
     Accounts payable                                                       73,739                  (340)
     Compensation Payable                                                  310,000                    --
     Accrued expenses and other liabilities                                 15,947                 1,200
     Deposits                                                               (3,000)                   --
                                                                       -----------           -----------
          Net cash provided (used) in operating activities
                                                                          (632,736)              (14,027)
                                                                       -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchasing of equipment                                                   (7,493)                 (301)
  Investment in Subsidiary                                                (776,420)                   --
                                                                       -----------           -----------
          Net cash (used in) provided by investing activities             (783,913)                 (301)
                                                                       -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received on bond payable                                            985,500                    --
  Advances from related party                                              174,178                    --
  Cash received on loans payable                                           255,205                    --
  Proceeds from sale of common stock                                            --                50,000
                                                                       -----------           -----------
          Net cash provided by financing activities                      1,414,883                50,000
                                                                       -----------           -----------

(DECREASE) INCREASE IN CASH                                                 (1,766)               35,672
CASH, BEGINNING OF YEAR                                                     40,672                 5,000
                                                                       -----------           -----------
CASH, END OF YEAR                                                      $    38,906           $    40,672
                                                                       ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                        $   245,643           $        --
                                                                       ===========           ===========
  Common stock issued for services                                     $    75,000           $        --
                                                                       ===========           ===========
  Value of warrants from convertible note payable                      $   804,800           $        --
                                                                       ===========           ===========
  Common stock subscribed, not issued                                  $ 2,812,300           $        --
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

             2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                              Option Awards                                                     Stock Awards
         -------------------------------------------------------------  ---------------------------------------------------
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

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 17,750,000 shares beneficially owned as of May 31, 2008. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person; 1809 East Broadway # 125, Oviedo,FL 32795.

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

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS.

Exhibits

   3.1     Articles of Incorporation (1)
   3.1     Amendments to Articles of Incorporation - Fourth Article (1)
   3.1     Amendment to Articles of Incorporation - Name Change (1)
  14.1     Code of Ethics (2)
  21       Subsidiaries (2)
  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act. (3)
  31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes Oxley Act (3)
  32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act. (3)
  32.2 Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (3)
  99.1     Audit Committee Charter (2)
  99.2     Compensations Committee Charter (2)

----------
(1) Incorporated by reference to the same exhibit filed with the Company's Annual Report on Form 10-KSB for the year ending May 31, 2006.
(2) Incorporated by reference to the same exhibit filed with the Company's Annual Report on Form 10-K for the year ending May 31, 2008.
(3)  Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 DOMARK INTERNATIONAL, INC., Registrant


Date: December 21, 2009          By: /s/ Scott Sieck
                                    --------------------------------------------
                                    Scott Sieck
                                    Chairman, President Chief Executive Officer,
                                    Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of December 2009.


/s/ Scott Sieck                     Chief Executive Officer, Principal Financial
--------------------------------    Officer and Director
Scott Sieck