Form 10-K/A
period 2009-05-31
Domark International Inc.
filed 2009-12-21
CIK 1365160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                             (Amendment Number One)

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

Large accelerated filer  [ ]                          Accelerated filer [ ]
Non-accelerated filer  [ ]                            Small Business Issuer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on October 15, 2009 was approximately $1,046,594

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: As of October 15, 2009, there were 62,313,805 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference: None

                AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR PERIOD ENDED MAY 31, 2009

                                EXPLANATORY NOTE

DOMARK INTERNATIONAL, INC. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year period ended May 31, 2009, which was originally filed on October 16, 2009 (the "Original Filing"), to amend the date referenced in Part II. Item 9A of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company's other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2009.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2009.

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

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically re-evaluate this situation.

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS

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