Form 10-Q
period 2009-11-30
Domark International Inc.
filed 2010-01-14
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at January 14, 2010
          -----                           -------------------------------
Common stock, $0.001 par value                        36,460,835

                           DOMARK INTERNATIONAL, INC.
                            INDEX TO FORM 10-Q FILING
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)              3
            Condensed Consolidated Balance Sheets                             3
            Condensed Consolidated Statements of Income                       5
            Condensed Consolidated Statement of Cash Flows                    7
            Notes to Condensed Consolidated Financial Statements              8

Item 2.  Management Discussion & Analysis of Financial Condition and
         Results of Operations                                               21

Item 3   Quantitative and Qualitative Disclosures About Market Risk          24

Item 4.  Controls and Procedures                                             24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   25

Item 1A. Risk Factors                                                        26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         29

Item 3.  Defaults Upon Senior Securities                                     30

Item 4.  Submission of Matters to a Vote of Security Holders                 30

Item 5   Other information                                                   30

Item 6.  Exhibits                                                            30

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of November 30, 2009 and May 31, 2009

                                     ASSETS


                                                 11/30/2009           5/31/2009
                                                 ----------          ----------
                                                 (unaudited)          (audited)

CURRENT ASSETS
  Cash                                           $       27          $   24,451
  Accounts Receivable                                    --           1,262,334
  Loans and Notes Receivable                          9,000               3,352
  Prepaid Expenses                                       --              16,023
  Inventory                                              --             534,355
                                                 ----------          ----------

      Total Current Assets                            9,027           1,840,515
                                                 ----------          ----------
FIXED ASSETS
  Property & Equipment, Net                           1,751             184,218
                                                 ----------          ----------

      Total Fixed Assets                              1,751             184,218
                                                 ----------          ----------
OTHER ASSETS
  Deposits                                               --               6,608
  Due from affiliate                                     --             106,561
  Prepaid media                                          --           1,002,866
  Investment in unconsolidated subsidiary                --                  --
  Goodwill                                               --           2,746,900
                                                 ----------          ----------

      Total Other Assets                                 --           3,862,935
                                                 ----------          ----------

      TOTAL ASSETS                               $   10,778          $5,887,668
                                                 ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of November 30, 2009 and May 31, 2009

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                11/30/2009              5/31/2009
                                                               ------------           ------------
                                                                (unaudited)             (audited)
Accounts Payable and Accrued Expenses                          $     50,995           $    968,869
Payroll Liabilities                                                      --                  8,903
Due to Affiliate or Shareholder                                     100,000                 44,000
Notes payable and Line of Credit                                         --                389,857
                                                               ------------           ------------

      Total Current Liabilities                                     150,995              1,411,629
                                                               ------------           ------------
LONG-TERM LIABILITIES
  Shareholder loans payable                                         162,431                     --
                                                               ------------           ------------

      Total Long-Term Liabilities                                   162,431                     --
                                                               ------------           ------------

      TOTAL LIABILITIES                                        $    313,426           $  1,411,629
                                                               ------------           ------------

MINORITY INTEREST IN SUBSIDIARY                                          --                     --
                                                               ------------           ------------

STOCKHOLDERS' EQUITY
  Convertible Preferred stock series A, $.001 par value,
    Authorized: 2,000,000
    Issued: None                                                         --                     --
  Common Stock
    Authorized: 200,000,000
    Issued: 30,055,789 and 141,695,383 respectively                 151,070                141,695
  Treasury Stock                                                   (121,014)                    --
  Additional paid in capital                                     13,532,835             17,036,196
  Common Stock subscribed, not issued                                    --                     --
  Accumulated income(deficit)                                   (13,865,539)           (12,701,852)
                                                               ------------           ------------

      Total Stockholders' Equity                                   (302,648)             4,476,039
                                                               ------------           ------------

      TOTAL LIABILITIES AND EQUITY                             $     10,778           $  5,887,668
                                                               ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
             For the three months ending November 30, 2009 and 2008


                                                THREE                 THREE
                                                MONTHS                MONTHS
                                              11/30/2009            11/30/2008
                                             -----------           -----------

REVENUE                                      $    15,233           $ 1,577,308

COST OF SERVICES                                   4,397             1,338,731
                                             -----------           -----------

GROSS PROFIT OR (LOSS)                            10,836               238,577

GENERAL AND ADMINISTRATIVE EXPENSES              182,958              (458,100)

IMPAIRMENT OF GOODWILL                           232,000                    --
                                             -----------           -----------

OPERATING INCOME/(LOSS)                         (404,122)              696,677

INTEREST EXPENSE                                      --                 6,758

GAIN ON SALE OF SUBSIDIARY                            --               292,868

OTHER INCOME                                      16,491               250,020

GAIN ON SALE OF STOCK                              8,000                    --
                                             -----------           -----------

INCOME/(LOSS) BEFORE INCOME TAXES               (379,631)            1,232,807

PROVISION FOR INCOME TAXES
  Federal                                             --                    --
  State                                               --                    --
                                             -----------           -----------

CONSOLIDATED NET INCOME/(LOSS)               $  (379,631)          $ 1,232,807
                                             ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
              For the six months ending November 30, 2009 and 2008

                                                          SIX                    SIX
                                                         MONTHS                 MONTHS
                                                       11/30/2009             11/30/2008
                                                      ------------           ------------
REVENUE                                               $     33,715           $  3,429,498

COST OF SERVICES                                            15,479              2,647,229
                                                      ------------           ------------

GROSS PROFIT OR (LOSS)                                      18,236                782,269

GENERAL AND ADMINISTRATIVE EXPENSES                        273,026                703,470

IMPAIRMENT OF GOODWILL                                     332,000                     --
                                                      ------------           ------------

OPERATING INCOME/(LOSS)                                   (586,790)                78,799

INTEREST EXPENSE                                                --                 20,320

GAIN ON SALE OF SUBSIDIARY                                   8,000                292,868

OTHER INCOME                                                16,491                250,000

IMPAIRMENT OF ASSET                                         40,000                     --
                                                      ------------           ------------

INCOME/(LOSS) BEFORE INCOME TAXES                         (602,299)               601,347

PROVISION FOR INCOME TAXES
  Federal                                                       --                     --
  State                                                         --                     --
                                                      ------------           ------------

CONSOLIDATED NET INCOME/(LOSS)                        $   (602,299)          $    601,347
                                                      ============           ============

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED          $      (0.01)          $      (0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              30,055,789             18,721,967


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
              For the six months ending November 30, 2009 and 2008

                                                                            SIX                 SIX
                                                                           MONTHS              MONTHS
                                                                         11/30/2009          11/30/2008
                                                                         ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $(602,299)          $ 601,347
                                                                         ---------           ---------
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    ADJUSTMENTS FOR CHARGES NOT REQUIRING OUTLAY OF CASH:
      Depreciation and Amortization                                          1,100                 744
      Impairment of Assets                                                  40,000                  --
      Impairment of Goodwill                                               232,000                  --
      Common stock issued in a forward split                                    --               8,500
      Common stock issued as compensation and for expenses                   5,000             (20,501)
      Note in connection with break-up fee                                      --            (250,000)
      Note in connection with exchange of stock                                 --            (416,109)
      Sale of subsidiary                                                   (19,176)           (292,868)
    CHANGES IN OPERATING ASSETS AND LIABILITITES:
      (Increase)/Decrease in Accounts Receivable                            19,034             350,294
      (Increase)/Decrease in Notes Receivable 91,000                            --
      (Increase)/Decrease in Inventory                                          --             (97,188)
      (Increase)/Decrease Prepaid Exp and Other Current Assets              16,866             (20,589)
      Deposits                                                                 375                  --
      Increase/(Decrease) in Notes Payable                                 101,720                  --
      Increase/(Decrease) in Accounts Payable                              (11,463)            150,057
      Increase/(Decrease) in Accrued Expenses                               (5,382)                 --
      Due from affiliate                                                        --             (23,500)
                                                                         ---------           ---------

          Total adjustments to net income                                  471,074            (611,160)
                                                                         ---------           ---------

          Net cash provided by (used in) operating activities             (131,225)             (9,813)
                                                                         ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Received/(Paid) Furniture & Equipment                                    --             (19,935)
                                                                         ---------           ---------

          Net cash flows provided by (used in) investing activities             --             (19,935)
                                                                         ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Received/(Paid)from/(to)shareholder                                 114,588                  --
  Cash Proceeds from stock issuance                                             --             100,000
  Cash Received/(Paid)from/(to) Affiliate                                   (6,802)            (33,333)
  Cash Received/(Paid)on notes payable                                        (986)            (17,876)
                                                                         ---------           ---------

          Net cash provided by (used in) financing activities              106,800              48,791
                                                                         ---------           ---------
CASH RECONCILIATION
  Net increase (decrease) in cash and cash equivalents                     (24,424)             19,043
  Cash and cash equivalents - beginning balance                             24,451              44,248
                                                                         ---------           ---------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                          $      27           $  63,291
                                                                         =========           =========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the six months ended November 30, 2009


NOTE 1 - DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. ("DoMark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales. The Company abandoned its original business of exotic furniture sales in May of 2008 and pursued the acquisition of entities to best bring value to the company and its shareholders. We attempted to acquire successfully operating subsidiaries and to deploy accounting, governance, risk and compliance services, marketing, management and media assets to the subsidiaries, to build the value of our Company during and subsequent to our 2009 operating period. These endeavors, mostly unsuccessful, further complicated by litigation matters derived from our Victory Lane acquisition ( see legal ) have resulted in the rescissions of certain acquisitions. The Company is reviewing its current business model in consideration of legal matters and is seeking swift resolution in order to adequately pursue its business purpose.

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

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, "GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" ("ASC 105"), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company's consolidated financial statements presented hereby. In May 2009, the FASB issued guidance now codified as ASC Topic 855, "SUBSEQUENT EVENTS" ("ASC 855"). The pronouncement modifies the definition of what qualifies as a subsequent event--those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued--and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

On April 1, 2009, the Company adopted updates issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The recognition provision applies only to fixed maturity investments that are subject to the other-than-temporary impairments. If an entity intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; or (ii) the portion which is due to other factors.

The credit loss portion is recognized as a loss through earnings, while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. A cumulative effect adjustment is required to accumulated earnings and a corresponding adjustment to accumulated other comprehensive income (loss) to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell such securities before recovery of the amortized cost basis. These changes were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these changes effective April 1, 2009.

In April 2009, the FASB issued guidance now codified as ASC Topic 825, "Financial Instruments" ("ASC 825"). The pronouncement amends previous ASC 825 guidance to require disclosures about the fair value of financial instruments in all interim as well as annual financial statements. This pronouncement was effective for interim periods ending after June 15, 2009 and the Company adopted its provisions in the second quarter of 2009.

On January 1, 2009, the Company adopted updates issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the Condensed Consolidated Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

On January 1, 2009, the Company adopted updates issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

On January 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, "INTANGIBLES--GOODWILL AND OTHER" ("ASC 350"). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous ASC 350 guidance, thereby improving the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805,

"Business Combinations" ("ASC 805"). This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting this pronouncement. As such, there has been no impact to the Company's financial statements since the January 1, 2009 adoption date.
In March 2008, the FASB issued guidance now codified as ASC Topic 815 "DERIVATIVES AND HEDGING" ("ASC 815"), which expands the disclosure requirements in previous ASC 815 guidance about an entity's derivative instruments and hedging activities. This pronouncement's disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the nine months ended September 30, 2009, the Company has included the expanded disclosures about derivative instruments and hedging activities within the Company's financial statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, "BUSINESS COMBINATIONS" ("ASC 805"), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity's first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition that closed during the first quarter of 2009. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.
UPDATES ISSUED BUT NOT YET ADOPTED

In October 2009, the FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company's Consolidated Financial Statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

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

On August 26, 2009, Scott Sieck, a member of the Board of directors and Chief Operating Officer, was appointed as our Chief Executive Officer.

On August 26, 2009 the Company executed a Securities purchase agreement with R. Thomas Kidd, whereby pursuant to the terms of the agreement, the Company agreed to transfer its ownership of 100 Units of Victory lane LLC to R. Thomas Kidd in exchange for 25 million shares of Domark common stock held by Mr. Kidd. The transaction closed on October 15, 2009, upon delivery to the Company of 25 million shares of common stock owned by Mr. Kidd.

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

On October 26, 2009, pursuant to an Assignment and Assumption Agreement, the loan payable in the amount of $100,000, entered into on October 23, 2009 was assigned to the Company's officer, Scott Sieck.

On November 22, 2009, the Company entered into an agreement with R Thomas Kidd whereby the Company and Kidd have agreed upon the disbursement of certain proceeds to be received in a possible settlement the Company and certain Victory Lane Financial elite parties or a final adjudication of litigation and arbitration actions in connection with claims in current litigation. The agreement also mutually cancels the Assignment of Claims granted to R Thomas Kidd by the Company on August 26, 2009. Terms of the new agreement are outlined as follows:

     Upon closing of any settlement agreement between the Company and Victory Lane Financial Elite, et al, the Company shall pay to R Thomas Kidd the sum of $192,500 in cash if cash is received, or at a minimum, $42,500 in cash and an assignment of a third party promissory note in the minimum amount of $150,000 executed by all Victory Lane Financial Elite, et al in favor of the Company on terms acceptable to KIDD provided that R Thomas Kidd will cancel the promissory note executed by the Company in favor of R Thomas Kidd in the amount of $192,500 and return the original promissory note to the Company;

     In the event of no settlement agreement between the Company and Victory Lane Financial Elite, et al, R Thomas Kidd agree to accept and the Company agrees to pay R Thomas Kidd the sum of $192,500 from the first proceeds of any award or judgment obtained as a result of the prosecution of the litigation and arbitration actions against the Victory Lane Financial Elite, et al;

     R Thomas Kidd canceled the Assignment of Claims executed by the Company in favor of R. Thomas Kidd on August 26, 2009 and transferred title and ownership of the Victory Lane, LLC Units to the Company; in addition, R Thomas Kidd resigned as Managing Member of Victory Lane,LLC and appointed Scott Sieck as Managing Member of Victory Lane, LLC.

NOTE 7 - ACCOUNTS RECEIVABLE

At the end of the six month period ending November 30, 2009, the Company had no trade receivables.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS - Adoption of Statement 142

                                         As of November 30, 2009
                                   Gross Carrying       Accumulated
                                       Amount           Amortization
                                       ------           ------------

Amortized intangible assets           $     --            $     --
  None                                      --                  --
                                      --------            --------
      Total                           $     --            $     --
                                      ========            ========

Unamortized intangible assets
  Goodwill                                  --
                                      --------
      Total                           $     --
                                      ========

The changes in the carrying amounts of goodwill for the year ended May 31, 2009 are as follows:

                                       JAVACO            ESE            ECFO
                                    -----------       --------        --------
Balance as of May 31, 2009          $ 1,650,000       $ 69,900        $ 27,000
Goodwill acquired during year                --             --              --
Impairment Loss                              --         69,900              --
Goodwill written off related
 to sale of business unit             1,650,000             --          27,000
                                    -----------       --------        --------
Balance as of November 30, 2009     $        --       $     --        $     --
                                    ===========       ========        ========

*    JAVACO

     The Company had adjusted the carrying amount of goodwill as of May 31, 2009 as a result of the subsequent sale of the Company's wholly owned subsidiary on August 24, 2009. The amount of the impairment loss was determined by adjusting the carrying amount to the quoted market price of the acquirer's stock at the time of sale.

*    ECFO

     The Company has impaired the carrying amount of goodwill as of May 31, 2009 according to the guidance in FAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. The amount of the impairment was determined by adjusting the carrying amount to the present value of the reporting unit. As of October 20, 2009, the Company adjusted the balance to zero as a result of the sale of ECFO, its wholly owned subsidiary.

NOTE 9 - LIABILITIES

The Company is reporting loans and notes payable of $100,000. On October 23, 2009, pursuant to a Rescission Offer, the Company agreed to repay $100,000 to one of its shareholders in exchange for the return of 100,000 shares of the Company's common stock. The Company is required to repay the note on or before April 22, 2010. In the event that a default occurs, the note will accrue interest at a rate of 1.5% per month on any unpaid balance. On October 26, 2009, pursuant to an Assignment and Assumption Agreement, the loan payable entered into on October 23, 2009 was assigned to the Company's officer, Scott Sieck.

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

Due to the change in the business model of the Company, the Company is negotiating the termination of this agreement.

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

NOTE 12 - STOCKHOLDER'S EQUITY

                                     Stock issued                   Stock issued
                                       for Cash     Cash Received    for Assets
                                       --------     -------------    ----------

Six months ended November 30, 2009        --              --              --

During the six months ended November 30, 2009, the Company cancelled 111,639,594 shares of its common stock as a result of rescissions of its subsidiaries and debt settlements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

RESULTS OF OPERATIONS

Revenues for the six months ended November 30, 2009 were $33,715 as compared to$3,429,498 for the six months ended November 30, 2008. The decrease is due to the rescission of our subsidiaries. After the sale of ECFO on October 20, 2009, the Company no longer has any operating subsidiaries and is considered a shell company as it has nominal operations and assets consisting of only cash or cash equivalents.

Our future revenue plan is dependent on our ability to effectively close new viable acquisitions.

General and administrative expenses for the six months ended November 30, 2009 decreased to $273,026 from $703,470 for the six months ended November 30, 2008. As a result of the rescission of subsidiaries, the Company recognized a significant decrease in the amount of general and administrative expenses. The Company expects to continue to incur professional and legal fees until such time it can close new viable acquisitions.

The Company realized a net loss of ($602,299), for the six months ended November 30, 2009 compared to net income of $601,347 for the six months ended November 30, 2008. The current net loss is largely attributable to the impairment of goodwill and assets and legal and professional fees associated with the contingent liability with Victory Lane Financial Elite, LLC.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash provided by (used in) operating activities for the six months ending November 30, 2009 was $106,800 compared to $9,848 as of the year ended May 31, 2009.

Accounts receivable was reduced to zero during the six months ending November 30, 2009 as a result of the deconsolidation of all subsidiaries.

Our future revenues and profits, if any, will primarily depend upon our ability to close new viable acquisitions. At November 30, 2009 the Company had no capital resources and will rely upon additional capital contributions from its sole director to fund administrative expenses.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2009, our internal control over financial reporting was effective, except as follows:

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended November 30, 2009, there was not a change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

You should carefully consider the following risk factors, in addition to the risk factors disclosed in prior filings on Form 10-K (as amended) or 10-Q before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline and you may lose all or a part of your investment.

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

WE ARE A "SHELL" COMPANY AND OUR SHARES WILL SUBJECT TO RESTRICTIONS ON RESALE.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, until we are no longer a "shell company," and will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months following the filing of the Form 10 level disclosure, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares for resale in a future prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On October 20, 2009, the Company executed an agreement to sell the stock of ECFO Corporation back to ECFO Corporation founding shareholder. Consideration for the 2000 shares of ECFO Corporation, representing all issued and outstanding shares of ECFO Corporation, owned by the Company, is Ten Thousand Dollars ($10,000), payable in the form of a one year promissory note

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended November 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended November 30, 2009.

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

                                DoMark International, Inc.
                                      Registrant


Date: January 14, 2010          By: /s/ Scott Sieck
                                    --------------------------------------------
                                    Scott Sieck
                                    Chief Executive Officer, Principal Executive
                                    Officer, Principal Financial Officer