Form 10-Q
period 2010-02-28
Domark International Inc.
filed 2010-04-12
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 28, 2010

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

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at April 9, 2010
           -----                                    ----------------------------
Common stock, $0.001 par value                                36,460,835

                           DOMARK INTERNATIONAL, INC.
                            INDEX TO FORM 10-Q FILING
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of February 28, 2010 and May 31, 2009

                                     ASSETS

                                                  2/28/2010           5/31/2009
                                                  ---------           ---------
CURRENT ASSETS
  Cash                                           $      262          $   24,451
  Accounts Receivable                                    --           1,262,334
  Loans and Notes Receivable                        100,000               3,352
  Prepaid Expenses                                       --              16,023
  Inventory                                              --             534,355
                                                 ----------          ----------

      Total Current Assets                          100,262           1,840,515
                                                 ----------          ----------
FIXED ASSETS
  Property & Equipment, Net                           1,531             184,218
                                                 ----------          ----------

      Total Fixed Assets                              1,531             184,218
                                                 ----------          ----------
OTHER ASSETS
  Deposits                                               --               6,608
  Due From Affiliate                                     --             106,561
  Prepaid Media                                          --           1,002,866
  Investment in unconsolidated subsidiary            10,000                  --
  Goodwill                                               --           2,746,900
                                                 ----------          ----------

      Total Other Assets                             10,000           3,862,935
                                                 ----------          ----------

      TOTAL ASSETS                               $  111,793          $5,887,668
                                                 ==========          ==========



   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of February 28, 2010 and May 31, 2009

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     2/28/2010              5/31/2009
                                                                    -----------            -----------
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                            $     46,868           $    968,869
  Payroll Liabilities                                                   210,000                  8,903
  Due to Affiliate and Shareholder                                      383,011                 44,000
  Notes payable and Line of Credit                                      100,000                389,857
                                                                   ------------           ------------

      Total Current Liabilities                                         739,879              1,411,629
                                                                   ------------           ------------
LONG-TERM LIABILITIES
  Convertible Notes Payable                                                  --                     --
  Bond Payable                                                               --                     --
                                                                   ------------           ------------

      Total Long-Term Liabilities                                            --                     --
                                                                   ------------           ------------

      TOTAL LIABILITIES                                                 739,879              1,411,629
                                                                   ------------           ------------

MINORITY INTEREST IN SUBSIDIARY                                              --                     --
                                                                   ------------           ------------

STOCKHOLDERS' EQUITY
  Convertible Preferred stock series A, $0.001 par value,
    Authorized: 2,000,000
    Issued: 100,000 and none, respectively                                  100                     --
  Common Stock, $0.001 par value,
    Authorized: 200,000,000
    Issued: 36,460,835 and 141,695,383, respectively                     36,461                141,695
  Additional paid in capital                                         13,526,619             17,036,196
  Accumulated income/(deficit)                                      (14,191,265)           (12,701,852)
                                                                   ------------           ------------

      Total Stockholders' Equity                                       (628,086)             4,476,039
                                                                   ------------           ------------

      TOTAL LIABILITIES AND EQUITY                                 $    111,793           $  5,887,668
                                                                   ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
              For the nine months ending February 28, 2010 and 2009

                                                       NINE MONTHS            NINE MONTHS
                                                        2/28/2010              2/28/2009
                                                       -----------            -----------
REVENUE                                               $  1,002,758           $  4,935,843

COST OF SERVICES                                           814,739              3,993,737
                                                      ------------           ------------

GROSS PROFIT OR (LOSS)                                     188,019                942,106

GENERAL AND ADMINISTRATIVE EXPENSES                        807,077              1,231,017

IMPAIRMENT OF GOODWILL                                     858,125                     --
                                                      ------------           ------------

OPERATING INCOME/(LOSS)                                 (1,477,183)              (288,911)

INTEREST EXPENSE                                             6,727                 34,158

GAIN ON SALE OF SUBSIDIARY                                   8,000                292,868

OTHER INCOME                                                26,497                256,029

IMPAIRMENT OF ASSET                                         40,000                     --
                                                      ------------           ------------

INCOME/(LOSS) BEFORE INCOME TAXES                       (1,489,413)               225,828

PROVISION FOR INCOME TAXES
  Federal                                                       --                     --
  State                                                         --                     --
                                                      ------------           ------------

CONSOLIDATED NET INCOME/(LOSS)                        $ (1,489,413)          $    225,828
                                                      ============           ============

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED          $      (0.04)          $       0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              36,460,835             39,370,220


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
             For the three months ending February 28, 2010 and 2009

                                                      THREE MONTHS             THREE MONTHS
                                                       2/28/2010                2/28/2009
                                                      ----------                ----------
REVENUE                                              $        --               $ 1,711,774

COST OF SERVICES                                              --                 1,315,703
                                                     -----------               -----------

GROSS PROFIT OR (LOSS)                                        --                   396,071

GENERAL AND ADMINISTRATIVE EXPENSES                      327,356                   513,616

IMPAIRMENT OF GOODWILL                                   526,125                        --
                                                     -----------               -----------

OPERATING INCOME/(LOSS)                                 (853,481)                 (117,545)

INTEREST EXPENSE                                              --                    13,838

OTHER INCOME                                              10,006                     1,809

IMPAIRMENT OF ASSET                                           --                        --
                                                     -----------               -----------

INCOME/(LOSS) BEFORE INCOME TAXES                       (843,475)                 (129,574)

PROVISION FOR INCOME TAXES
  Federal                                                     --                        --
  State                                                       --                        --
                                                     -----------               -----------

CONSOLIDATED NET INCOME/(LOSS)                       $  (843,475)              $  (129,574)
                                                     ===========               ===========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
              For the nine months ending February 28, 2010 and 2009

                                                                           NINE MONTHS           NINE MONTHS
                                                                            2/28/2010             2/28/2009
                                                                           ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $(1,489,413)          $   225,828
                                                                          -----------           -----------
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
  ADJUSTMENTS FOR CHARGES NOT REQUIRING OUTLAY OF CASH:
    Depreciation and Amortization                                               1,320                 6,256
    Impairment of Assets                                                       40,000                    --
    Impairment of Goodwill                                                    758,125                    --
    Treasury stock issued for compensation                                        100                    --
    Common stock issued as compensation and for expenses                        5,189               920,100
    Note in connection with break-up fee                                           --              (250,000)
    Gain on sale of subsidiary                                                  8,000              (292,868)
  CHANGES IN OPERATING ASSETS AND LIABILITITES:
    (Increase)/Decrease in Accounts Receivable                                 19,034               450,478
    (Increase)/Decrease in Notes Receivable                                        --                    --
    (Increase)/Decrease in Inventory                                               --                (2,993)
    (Increase)/Decrease Prepaid Exp and Other Current Assets                   16,866              (746,814)
    Deposits                                                                      375                (5,375)
    Increase/(Decrease) in Accounts Payable                                   (24,973)             (346,658)
    Increase/(Decrease) in Accrued Expenses                                   204,618                    --
                                                                          -----------           -----------

       Total adjustments to net income                                      1,028,654              (267,814)
                                                                          -----------           -----------

       Net cash provided by (used in) operating activities                   (460,759)              (41,986)
                                                                          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Received/(Paid) Furniture & Equipment                                       --                 2,215
                                                                          -----------           -----------

       Net cash flows provided by (used in) investing activities                   --                 2,215
                                                                          -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Convertible notes                                                   --                    --
  Cash Proceeds from stock issuance                                                --               100,000
  Cash Received/(Paid) from/(to) Affiliates and/or Shareholders               335,836                 9,412
  Cash Received/(Paid) on notes payable                                       100,734                    --
                                                                          -----------           -----------

       Net cash provided by (used in) financing activities                    436,570               109,412
                                                                          -----------           -----------
CASH RECONCILIATION
  Net increase (decrease) in cash and cash equivalents                        (24,189)               69,641
  Cash and cash equivalents - beginning balance                                24,451                44,248
                                                                          -----------           -----------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                           $       262           $   113,889
                                                                          ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  For the nine months ended February 28, 2010


NOTE 1 - DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. ("DoMark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales. The Company abandoned its original business of exotic furniture sales in May of 2008 and pursued the acquisition of entities to best bring value to the company and its shareholders. We attempted to acquire successfully operating subsidiaries and to deploy accounting, governance, risk and compliance services, marketing, management and media assets to the subsidiaries in order to build the value of our Company during and subsequent to our 2009 operating period. These endeavors have resulted in the rescissions of certain acquisitions due to the advent of the Victory Lane litigation (see legal) that derailed the Company's ability to pursue its business plan. The business model of the company did not have enough time to implement and realize results due to the VL transaction issues and subsequent litigation. The Company is reviewing its current business model in consideration of legal matters and is seeking swift resolution in order to adequately pursue its business purpose.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations. During the year ended May 31, 2009 and 2008 the Company incurred consolidated net losses of $12,701,852 and $1,431,970 respectively. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 - BASIS OF PRESENTATION

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended May 31, 2009.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At February 28, 2010 and 2009, cash and cash equivalents include cash on hand and cash in the bank.

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

CONCENTRATION OF CREDIT RISK

The Company maintains its operating cash balances in banks in Florida. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000.

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

On October 20, 2009, the Company executed an agreement to sell the stock of ECFO Corporation back to ECFO's founding shareholder. Consideration for the 2,000 shares of ECFO Corporation, representing all issued and outstanding shares of ECFO Corporation, owned by the Company, is Ten Thousand Dollars ($10,000), payable in the form of a one year promissory note. The transaction is a private sale exempt from registration under Section 4(1) of the Securities Act of 1933, as amended. As of February 28, 2009, the promissory note was satisfied.

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

Upon closing of any settlement agreement between the Company and Victory Lane Financial Elite, et al, the Company shall pay to R Thomas Kidd the sum of $192,500 in cash if cash is received, or at a minimum, $42,500 in cash and an assignment of a third party promissory note in the minimum amount of $150,000 executed by all Victory Lane Financial Elite, et al in favor of the Company on terms acceptable to Kidd provided that R Thomas Kidd will cancel the promissory note executed by the Company in favor of R Thomas Kidd in the amount of $192,500 and return the original promissory note to the Company.

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

NOTE 7 - ACCOUNTS RECEIVABLE

At the end of the nine month period ending February 28, 2010, the Company had no trade receivables.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS - Adoption of Statement 142

                                         As of February 28, 2010
                                   Gross Carrying        Accumulated
                                       Amount           Amortization
                                       ------           ------------

Amortized intangible assets           $     --            $     --
  None                                      --                  --
                                      --------            --------
      Total                           $     --            $     --
                                      ========            ========
Unamortized intangible assets
  Goodwill                                  --
                                      --------
      Total                           $     --
                                      ========

The changes in the carrying amounts of goodwill for the year ended May 31, 2009 are as follows:

                                       JAVACO            ESE             ECFO
                                    -----------       ----------      ----------
Balance as of May 31, 2009          $ 1,650,000       $   69,900      $   27,000
Goodwill acquired during year                --               --              --
Impairment Loss                              --           69,900              --
Goodwill written off related
 to sale of business unit             1,650,000               --          27,000
                                    -----------       ----------      ----------
Balance as of February 28, 2010     $        --       $       --      $       --
                                    ===========       ==========      ==========

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

On September 25, 2009 the company amended its Case Number CV-1396-ORL-35-DAB to request certain complaints be heard in arbitration as called for in the original acquisition agreement dated May 13, 2009. Both venues are proceeding.

NOTE 11 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 12 - STOCKHOLDER'S EQUITY

                                     Stock issued                   Stock issued
                                       for Cash     Cash Received    for Assets
                                       --------     -------------    ----------
Nine months ended February 28, 2010        --              --              --

During the nine months ended February 28, 2010, the Company cancelled 105,234,548 shares of its common stock as a result of rescissions of its subsidiaries and debt settlements.

NOTE 13 - SUBSEQUENT EVENTS

Effective March 29th, 2010, Scott Sieck, CEO/Director and R. Thomas Kidd entered into a in a Debt and Securities Purchase Agreement (the "Agreement"). Pursuant to the terms of the Agreement, all debt owed to Mr. Sieck by the Company ($534,271 as of 3/29/2010), his Preferred Series A shares, and one million common shares were purchased by Mr. Kidd in consideration for the delivery of 250,000 restricted common shares JBI Inc. owned by Mr. Kidd. The change in control is as a result of the transfer of the Preferred Series A Shares, which collectively provides the holder thereof with a majority of voting rights.

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

RESULTS OF OPERATIONS

Revenues for the nine months ended February 28, 2010 were $1,002,758 as compared to $4,935,843 for the nine months ended February 28, 2009. The decrease is due to the rescission of our subsidiaries. After the sale of ECFO on October 20,

2009, the Company no longer has any operating subsidiaries and is considered a shell company as it has nominal operations and assets consisting of only cash or cash equivalents. Our future revenue plan is dependent on our ability to effectively close new viable acquisitions.

General and administrative expenses for the nine months ended February 28, 2010 decreased to $807,077 from $1,231,017 for the nine months ended February 28, 2009. As a result of the rescission of subsidiaries, the Company recognized a significant decrease in the amount of general and administrative expenses. The Company expects to continue to incur professional and legal fees until such time it can close new viable acquisitions.

The Company realized a net loss of $1,489,413, for the nine months ended February 28, 2010 compared to net income of $225,828 for the nine months ended February 28, 2009. The current net loss is largely attributable to the impairment of goodwill and assets and legal and professional fees associated with the contingent liability with Victory Lane Financial Elite, LLC.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash provided by (used in) operating activities for the nine months ending February 28, 2010 was $460,759 compared to $9,848 as of the year ended May 31, 2009.

Accounts receivable was reduced to zero during the nine months ending February 28, 2010 as a result of the deconsolidation of all subsidiaries.

Our future revenues and profits, if any, will primarily depend upon our ability to close new viable acquisitions. At February 28, 2010 the Company had no capital resources and will rely upon additional capital contributions from its sole director to fund administrative expenses.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We attempted to acquire successfully operating subsidiaries and to deploy accounting, governance, risk and compliance services, marketing, management and media assets to the subsidiaries, to build the value of our Company.

ITEM 4 - CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2010, our internal control over financial reporting was effective, except as follows:

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended February 28, 2010, there was not a change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the period ended February 28, 2010.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended February 28, 2010.

ITEM 5 - OTHER INFORMATION

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

ITEM 6 - EXHIBITS

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

                             DoMark International, Inc.
                                   Registrant


Date: April 12, 2010         By: /s/ Scott Sieck
                                --------------------------------------------
                                Scott Sieck
                                Chief Executive Officer, Principal Executive
                                Officer, Principal Financial Officer