Form 10-K
period 2010-05-31
Domark International Inc.
filed 2010-08-20
CIK 1365160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the Fiscal Year Ended May 31, 2010
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

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

                             1809 East Broadway #125
                              Oviedo Florida 32765
                               (previous address)

                                  877-700-7369
              (Registrant's telephone number, including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                            Accelerated filer [ ]
Non-accelerated filer  [ ]                             Small Business Issuer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [X] No [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant on August 17, 2010 was $4,010,692.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: As of August 20, 2010, there were 36,460,835 shares of Common Stock, $0.001 par value per share issued and outstanding.

                       Documents Incorporated By Reference
                                      None

                                TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS                                                            3
ITEM 1A.  RISK FACTORS                                                        8
ITEM 1B.  UNRESOLVED STAFF COMMENTS                                          15
ITEM 2.   PROPERTIES                                                         15
ITEM 3.   LEGAL PROCEEDINGS                                                  15
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                  16
ITEM 6.   SELECTED FINANCIAL DATA                                            18
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          18
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         22
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        23
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           49
ITEM 9A.  CONTROLS AND PROCEDURES                                            49
ITEM 9B.  OTHER INFORMATION                                                  50

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT.                                                      51
ITEM 11.  EXECUTIVE COMPENSATION                                             52
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                    52
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE                                                       54
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             55

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                         56

SIGNATURES                                                                   57

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

HISTORY AND GENERAL OVERVIEW

DOMARK INTERNATIONAL, INC. ("DoMark" or "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales. The Company has abandoned it prior business of exotic furniture sales and is acquiring operating entities through acquisition that will bring value to the company and then providing marketing and management services in support of the acquired entities. We acquired successfully operating subsidiaries and started to deploy accounting, governance, risk and compliance services, marketing, management and media assets to the subsidiaries in order to build the value of our Company during and subsequent to our 2009 operating period. These endeavors have resulted in the rescissions of certain acquisitions due to the advent of the Victory Lane litigation (see legal) that derailed the Company's ability to pursue its business plan. The business model of the company did not have enough time to implement and realize results due to the VL transaction issues and subsequent litigation. The Company is reviewing its current business model in consideration of legal matters and is seeking swift resolution in order to adequately pursue its business purpose.

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

On May 13, 2009, we executed an Agreement for the Exchange of Common Stock with Victory Lane LLC, a Colorado limited liability corporation ("Victory Lane") and its members, whereby pursuant to the terms and conditions of that Agreement, Domark acquired the right, title, and interest of Victory Lane in and to all of the member interests and assets of Victory Lane in return for our common stock valued at Ten Million Dollars ($10,000,000) based on a formula as described in the Agreement. Victory Lane is a unique and exclusive Lifestyle Development on 3,000 acres approximately 75 miles from Savannah Georgia, which includes exclusive home sites, a 4.5-mile grand prix circuit, a Davis Love III designed golf course and a 6,000' private runway. On August 10, 2009 legal proceeding were initiated by both parties (see item 3 Legal Proceedings).

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

On October 20, 2009, the Company executed an agreement to sell the stock of ECFO Corporation back to ECFO's founding shareholder. Consideration for the 2,000 shares of ECFO Corporation, representing all issued and outstanding shares of ECFO Corporation, owned by the Company, is Ten Thousand Dollars ($10,000), payable in the form of a one year promissory note. The transaction is a private sale exempt from registration under Section 4(1) of the Securities Act of 1933, as amended. As of February 28, 2010, the promissory note was satisfied.

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

R Thomas Kidd canceled the Assignment of Claims executed by the Company in favor of R. Thomas Kidd on August 26, 2009 and transferred title and ownership of the Victory Lane, LLC Units to the Company; in addition, R Thomas Kidd resigned as Managing Member of Victory Lane, LLC and appointed Scott Sieck as Managing Member of Victory Lane, LLC.

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

On April 13, 2010, Scott Sieck resigned as a member of the Boards of Directors and Chief Operating Officer, and Chief Executive Officer.

On April 13, 2010, R. Thomas Kidd was appointed as a sole member of the Board of Directors and our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer.

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

EMPLOYEES

As of fiscal year end May 31, 2010, the Company had no employees.

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

OPERATING HISTORY AND LACK OF PROFITS COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT.

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

OPERATING HISTORY AND LACK OF PROFITS COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT

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

ITEM 2. PROPERTIES

As of August 17, 2010, the Company maintains its corporate executive office in Lake Mary, Florida. ECFO, a former subsidiary of the Company, has been providing the office space at no charge to the Company as a courtesy to the Company.

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

The secured lender on the Victory Lane property foreclosed and then filed suit against Victory Lane, LLC, Patrick J. Costello and Stephen Brown seeking a deficiency judgment. Brown and Costello filed a third party complaint against the Company and R. Thomas Kidd. The Company contends the third party complaint is fatally defective in that it alleges independent claims as opposed to derivative or a cause of action for indemnity or contribution. On the July 5, 2010, the Company has filed a motion to dismiss the third party complaint which they believe is meritorious and there should be a ruling by the Court within sixty days. The hearing is scheduled for August 11, 2010. On August 11, 2010, the motion to dismiss was converted to a motion for summary judgment.

On July 20, 2010, pursuant to the Company's previously filed motion to dismiss case number 2009-V-381-JS for lack of jurisdiction in the Superior Court of Tattnall County, Georgia, the motion was denied as to the Company and R. Thomas Kidd, but granted as to the other officers and directors of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted no matters to a vote of its security holders during the fiscal year ended May 31, 2010.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DoMark common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol "DOMK.OB"

At May 31, 2010, there were 36,460,835 shares of common stock of DoMark outstanding and there were approximately 60 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for DoMark's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL YEAR ENDED MAY 31, 2010

                                                 High          Low
                                                 ----          ---
First Quarter (June - August, 2009)             $ 2.00       $ 0.05
Second Quarter (September - November 2009)      $ 0.05       $ 0.02
Third Quarter (December - February 2010)        $ 0.25       $ 0.01
Fourth Quarter (March - May 2010)               $ 0.17       $ 0.02

On August 17, 2010, the closing bid price of our common stock was $0.23.

DIVIDENDS

DoMark has never paid dividends on any of its common stock shares. DoMark does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in DoMark's business.

RECENT SALES OF UNREGISTERED SECURITIES

                            Stock Issued                        Stock Issued
                             for Cash       Cash Recieved        for Assests
                             --------       -------------        -----------
Year Ended May 31, 2009       100,000         $ 100,500               --

Year Ended May 31, 2010            --         $      --               --

TRANSFER AGENT

The Company's Transfer Agent is Signature Stock Transfer, located at 2220 Coit Road, suite 480, Plano Texas 75075 to serve in the capacity of transfer agent.

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

                   Summary of Statements of Operations of DOMK
                        Year Ended May 31, 2010 and 2009


STATEMENT OF OPERATIONS DATA

                                         Years Ended            Years Ended
                                         May 31, 2010           May 31, 2009
                                         ------------           ------------
     Revenues                            $  1,002,682           $  6,617,675
     Operating and Other Expenses          (2,528,986)           (20,443,221)
                                         ------------           ------------
     Net Loss                            $ (1,526,304)          $(13,825,546)

BALANCE SHEET DATA

                                         Years Ended            Years Ended
                                         May 31, 2010           May 31, 2009
                                         ------------           ------------
     Current Assets                      $  100,197             $1,840,515
     Total Assets                           111,728              5,887,668
     Current Liabilities                    776,704              1,411,629
     Non Current Liabilities                     --                     --
     Total Liabilities                      776,704              1,411,629
     Working Capital (Deficit)             (676,507)               428,886
     Shareholders'Equity (Deficit)       $ (664,976)            $4,476,039

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

The secured lender on the Victory Lane property foreclosed and then filed suit against Victory Lane, LLC, Patrick J. Costello and Stephen Brown seeking a deficiency judgment. Brown and Costello filed a third party complaint against the Company and R. Thomas Kidd. The Company contends the third party complaint is fatally defective in that it alleges independent claims as opposed to derivative or a cause of action for indemnity or contribution. On the July 5, 2010, the Company has filed a motion to dismiss the third party complaint which they believe is meritorious and there should be a ruling by the Court within sixty days. The hearing is scheduled for August 11, 2010. On August 11, 2010, the motion to dismiss was converted to a motion for summary judgment.

On July 20, 2010, pursuant to the Company's previously filed motion to dismiss case number 2009-V-381-JS for lack of jurisdiction in the Superior Court of Tattnall County, Georgia, the motion was denied as to the Company and R. Thomas Kidd, but granted as to the other officers and directors of the Company.

On May 26, 2010, Domark International, Inc. (the "Company") entered into an Asset Purchase Agreement (the "Agreement") with Armada Capital, LLC ("Armada") providing for the purchase and sale of all of Armada's right, title and interest in and to all of the assets of Armada. Armada, an entity engaged in the business of providing consulting services for small capital public companies and private businesses, is owned by R. Thomas Kidd, the Company's Chief Executive Officer, Director and majority shareholder. The closing of the Agreement shall take place upon (i) the delivery of all signed documentation; (ii) the completion of all documentation necessary to perfect the delivery of the assets; and (iii) the completion and delivery of the audited financial statements of the assets to be purchased and sold; provided, however, that the closing date shall take place on or before June 30, 2010. The Purchase Price for the Assets is equal to twenty percent (20%) of the revenue derived from the fees generated from the consulting agreements sold pursuant to the Agreement. As of the date of this report, the parties agreed to mutually terminate the transaction.

On July 21, 2010, Domark International, Inc. (the "Company") entered into an Agreement for the Exchange of Common Stock (the "Agreement") with Virtual Devices, Inc., a Pennsylvania corporation (VDI) providing for the issuance of stock of the Company in exchange for all of the outstanding shares of VDI. At the closing, VDI will become a wholly owned subsidiary of the Company. The closing of the Agreement shall take place upon (i) the delivery of all required signed documentation; (ii) the completion of due diligence by all parties, provided however, that the closing date shall take place on or before August 15, 2010. On August 13, 2010, the Company and Virtual Devices, Inc. extended the closing date to allow for sufficient time to complete due diligence.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2010, COMPARED TO FISCAL YEAR ENDED MAY 31, 2009

Revenues for Fiscal 2010 decreased to $1,002,682 from $6,617,175 during fiscal 2009. We continue to aggressively pursue and devote our resources and focus our direction in building asset value. We have further refocused in new acquisitions to increase our revenues and cash flow.

General and administrative expenses for the fiscal 2010 decreased to $843,825 as compared to fiscal 2009 of $3,937,598. The decrease is largely due to the rescissions of our recent acquisitions.

Interest expense for fiscal 2010 decreased to $6,727 as compared to fiscal 2009 of $41,958.

The loss for fiscal 2010 decreased to ($1,526,304) as compared to fiscal 2009 of ($13,416,046).

No tax benefit was recorded for fiscal 2010 and 2009 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company has provided for a 100% allowance of its deferred tax assets as it is uncertain that there will be sufficient net profits in the future to fully realize the tax benefit of its net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities, sales of our common stock, and loans from shareholders. Currently the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 in fiscal year 2010 from the sale of our common stock as compared to $100,500 in fiscal year 2009.

Cash provided (used) by operating activities for the fiscal year 2010 was $323,574 compared to $2,650 for the fiscal year 2009. Depreciation expense for the fiscal year of 2010 was $1,319 as compared to $49,054 for the fiscal year of 2009.

Cash (used in) provided in investing activities was 0 for the fiscal year of 2010, compared to $(26,953) for the fiscal year of 2009.

Cash provided (used in) by financing activities was $(347,828) for the fiscal year of 2010 as compared to $9,848 for the fiscal year of 2009. Financing activities primarily consisted of cash paid on notes payable.

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

ITEM 8. FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.

                               TABLE OF CONTENTS
                                                                           Page
                                                                           ----

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:                              24
  Larry O'Donnell CPA P.C

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet at May 31, 2010 and 2009                       25

  Consolidated Statements of Operations for the years ended
   May 31, 2010 and 2009                                                    27

  Consolidated Statements of Stockholders' Equity for the years
   ended May 31, 2010 and 2009                                              28

  Consolidated Statements of Cash Flows for the years ended
   May 31, 2010 and 2009                                                    31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  32

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                                 2228 South Fraser Street
Fax (303)369-9384                                                         Unit 1
e-mail  larryodonnelcpa@comcast.net                       Aurora, Colorado 80014
www.larryodonnellcpa.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Domark International, Inc.
Oviedo, Florida

I have audited the accompanying consolidated balance sheets of Domark International, Inc. and subsidiaries as of May 31, 2010 and 200, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domark International, Inc. and subsidiaries as of May 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $14,228,156 through the period ended May 31, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.


/s/ Larry O'Donnell
------------------------------------
Larry O'Donnell, CPA, P.C.
August 13, 2010

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       As of May 31, 2010 and May 31, 2009


                                     ASSETS

                                                 5/31/2010           5/31/2009
                                                 ---------           ---------
CURRENT ASSETS
  Cash                                          $      197          $   24,451
  Accounts Receivable                                   --           1,262,334
  Loans and Notes Receivable                       100,000               3,352
  Prepaid Expenses                                      --              16,023
  Inventory                                             --             534,355
                                                ----------          ----------
      Total Current Assets                         100,197           1,840,515
                                                ----------          ----------
FIXED ASSETS
  Property & Equipment, Net                          1,531             184,218
                                                ----------          ----------
      Total Fixed Assets                             1,531             184,218
                                                ----------          ----------
OTHER  ASSETS
  Deposits                                              --               6,608
  Due From Affiliate                                    --             106,561
  Prepaid Media                                         --           1,002,866
  Investment in unconsolidated subsidiary           10,000                  --
  Goodwill                                              --           2,746,900
                                                ----------          ----------
      Total Other Assets                            10,000           3,862,935
                                                ----------          ----------

      TOTAL ASSETS                              $  111,728          $5,887,668
                                                ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       As of May 31, 2010 and May 31, 2009


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  5/31/2010          5/31/2009
                                                                  ---------          ---------
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                         $     46,868        $    968,869
  Payroll Liabilities                                                     --               8,903
  Due to Affiliate and Shareholder                                   729,836              44,000
  Notes payable and Line of Credit                                        --             389,857
                                                                ------------        ------------
      Total Current Liabilities                                      776,704           1,411,629
                                                                ------------        ------------
LONG-TERM LIABILITIES
  Convertible Notes Payable                                               --                  --
  Bond Payable                                                            --                  --
                                                                ------------        ------------
      Total Long-Term Liabilities                                         --                  --
                                                                ------------        ------------
      TOTAL LIABILITIES                                              776,704           1,411,629
                                                                ------------        ------------

MINORITY INTEREST IN SUBSIDIARY                                           --                  --
                                                                ------------        ------------
STOCKHOLDERS' EQUITY
  Convertible Preferred stock series A, $0.001 par value,
    Authorized: 2,000,000
    Issued: 100,000 and none, respectively                               100                  --
  Common Stock, $0.001 par value,
    Authorized: 200,000,000
    Issued: 36,460,835 and 141,695,383, respectively                  36,461             141,695
  Additional paid in capital                                      13,526,619          17,036,196
  Accumulated income/(deficit)                                   (14,228,156)        (12,701,852)
                                                                ------------        ------------
      Total Stockholders' Equity (Deficiency)                       (664,976)          4,476,039
                                                                ------------        ------------

      TOTAL LIABILITIES AND EQUITY                              $    111,728        $  5,887,668
                                                                ============        ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
               For the twelve months ending May 31, 2010 and 2009

                                                          TWELVE               TWELVE
                                                          MONTHS               MONTHS
                                                         5/31/2010            5/31/2009
                                                         ---------            ---------
REVENUE                                               $   1,002,682        $   6,617,175

COST OF SERVICES                                            815,260            5,519,669
                                                      -------------        -------------
GROSS PROFIT OR (LOSS)                                      187,422            1,097,506

GENERAL AND ADMINISTRATIVE EXPENSES                         843,825            3,937,598

IMPAIRMENT OF GOODWILL                                      857,551            2,079,750
                                                      -------------        -------------
OPERATING INCOME/(LOSS)                                  (1,513,954)          (4,919,842)

INTEREST EXPENSE                                              6,727               41,958

GAIN ON SALE OF SUBSIDIARY                                    8,000              292,868

OTHER INCOME                                                 26,377              250,020

IMPAIRMENT OF ASSET                                          40,000            8,997,134
                                                      -------------        -------------
INCOME/(LOSS) BEFORE INCOME TAXES                        (1,526,304)         (13,416,046)

PROVISION FOR INCOME TAXES
  Federal                                                        --                   --
  State                                                          --                   --
                                                      -------------        -------------

CONSOLIDATED NET INCOME/(LOSS)                        $  (1,526,304)       $ (13,416,046)
                                                      =============        =============

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED          $       (0.04)       $       (0.30)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               36,460,835           45,162,659


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               As of May 31, 2009

                                                                       ADDITIONAL                COMMON STOCK
                                PREFERRED       COMMON       PAR        PAID IN       ACCUM       SUBSCRIBED      TOTAL
                                  STOCK         STOCK       VALUE       CAPITAL      DEFICIT      NOT ISSUED      EQUITY
                                  -----         -----       -----       -------      -------      ----------      ------
Balance, May 31, 2006                   --     4,000,000  $   4,000  $     1,000          (340)  $       --  $       4,660
Common stock issued for cash                   4,000,000      4,000        46,000                                   50,000
Net income (loss)                                                                       (12,460)                   (12,460)
                                 ---------  ------------  ---------  ------------  ------------   ----------  ------------
Balance, May 31, 2007                   --     8,000,000      8,000        47,000       (12,800)          --        42,200
                                 =========  ============  =========  ============  ============   ==========  ============
Preferred Stock issued as
 compensation on January 7,
 2008 at $0.001 per share          100,000                      100            --                                      100
Common stock issued for
 asset on May 15, 2008 at
 $1.13 per share                              26,000,000     26,000     7,303,288                                7,329,288
Warrants Issued                                                           804,800                                  804,800
Bond Issuance                                                             170,000                                  170,000
Common stock subscribed,
 not issued                                                                                        2,812,300     2,812,300
Common stock issued for
 compensation                                                              74,980                                   74,980
Net income (loss)                                                                    (1,419,170)                (1,419,170)
                                 ---------  ------------  ---------  ------------  ------------   ----------  ------------
Balance, May 31, 2008              100,000    34,000,000     34,100     8,400,068    (1,431,970)   2,812,300     9,814,498
                                 =========  ============  =========  ============  ============   ==========  ============
Common stock issued in a 2
 for 1 forward split on
 June 27, 2008
Removal of Warrants Issued                                               (804,800)                                (804,800)
Removal of Bond Issuance                                                 (170,000)                                (170,000)
Cancellation of Common stock
 subscribed, not issued                                                                           (2,812,300)   (2,812,300)
Cancellation of Common stock
 issued as compensation                                                   (74,980)                                 (74,980)
Removal of retro-application of
 subsidiary earnings                                                                  2,146,164                  2,146,164
Valuation adjustment to common
 stock issued for asset on
 May 15, 2008                                                          (7,322,788)                              (7,322,788)
Common stock issued for
 acquisition on July 18, 2008
 at $1.75 per share                            1,500,000      1,500     2,623,500                                2,625,000
Common stock issued on
 July 18, 2008 for assignment
 of acquisition rights at
 $0.75 per share                               1,000,000      1,000     1,749,000                                1,750,000
Common stock issued for prepaid
 media on August 15, 2008 at
 $3.79 per share                               2,640,000      2,640     9,997,360                               10,000,000
Common stock issued  as
 compensation on September 1,
 2008 at $0.001 per share                      1,000,000      1,000          (500)                                     500

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

                           DOMARK INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               As of May 31, 2009
                                     cont'd

                                                                         ADDITIONAL                COMMON STOCK
                                 PREFERRED       COMMON        PAR        PAID IN       ACCUM       SUBSCRIBED      TOTAL
                                   STOCK         STOCK        VALUE       CAPITAL      DEFICIT      NOT ISSUED      EQUITY
                                   -----         -----        -----       -------      -------      ----------      ------
Common stock issued as
 compensation on April 14, 2009
 at $2.00 per share                               12,500         13        24,988                                   25,000
Common stock issued for
 consulting on April 14, 2009
 at $2.00 per share                              100,000        100       199,900                                  200,000
Common stock issued for
 consulting on April 15, 2009
 at $2.00 per share                                8,823          9        17,637                                   17,646
Preferred Stock converted into
 common shares at 1000:1 on
 May 15, 2009                     (100,000)  100,000,000     99,900            --                                   99,900
Common stock issued for
 acquisition on May 20, 2009
 at $1.90 per share                              956,938        957     1,817,225                                1,818,182
Common stock issued for
 acquisition on May 27, 2009
 at $1.74 per share                            5,747,126      5,747     9,994,253                               10,000,000
Common stock returned to
 treasury and cancelled
 as a result of rescission                    (8,704,064)    (8,704)  (15,909,478)                             (17,412,434)
Common stock returned to
 treasury                                       (670,940)      (671)   (1,341,209)                              (1,341,880)
Net income (loss)                                                                   (13,416,046)               (13,416,046)
                                  --------  ------------  ---------  ------------  ------------   ----------  ------------

Balance, May 31, 2009                   --   141,695,383  $ 141,695  $ 17,036,196  $(12,701,852)  $       --  $  4,476,039
                                  --------   -----------  ---------  ------------  ------------   ----------  ------------
Common stock returned to
 treasury and cancelled                     (105,234,548)  (105,235)   (3,509,577)           --           --    (3,614,812)
Preferred Stock issued for
 compensation on December 1, 2009
 at $0.001 per share               100,000            --        100            --                                      100
Net income (loss)                                                                    (1,526,304)                (1,526,304)
                                  --------   -----------  ---------  ------------  ------------   ----------  ------------

Balance, May 31, 2010              100,000    36,460,835  $  36,561  $ 13,526,619  $(14,228,156)  $       --  $   (664,976)
                                  ========   ===========  =========  ============  ============   ==========  ============

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
               For the twelve months ending May 31, 2010 and 2009

                                                                            TWELVE                 TWELVE
                                                                            MONTHS                 MONTHS
                                                                           5/31/2010              5/31/2009
                                                                           ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $ (1,526,304)          $(13,416,046)
                                                                          ------------           ------------
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  ADJUSTMENTS FOR CHARGES NOT REQUIRING OUTLAY OF CASH:
    Depreciation and Amortization                                                1,319                 49,054
    Impairment of Assets                                                        40,000              2,079,750
    Impairment of Goodwill                                                     857,551                     --
    Common stock issued as compensation and for expenses                         5,000             12,367,771
    Gain on sale of subsidiary                                                  (8,000)                    --
  CHANGES IN OPERATING ASSETS AND LIABILITITES:
    (Increase)/Decrease in Accounts Receivable                               1,262,334             (1,262,334)
    (Increase)/Decrease in Notes Receivable                                      6,561               (106,561)
    (Increase)/Decrease in Inventory                                           534,355               (534,355)
    (Increase)/Decrease Prepaid Exp and Other Current Assets                    59,107                (59,107)
    Deposits                                                                     6,608                 (3,608)
    Increase/(Decrease) in Accounts Payable                                   (874,190)               847,319
    Increase/(Decrease) in Accrued Expenses                                    (40,767)                40,767
                                                                          ------------           ------------
     Total adjustments to net income                                         1,849,878             13,418,696
                                                                          ------------           ------------

           Net cash provided by (used in) operating activities                 323,574                  2,650
                                                                          ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Received/(Paid) Furniture & Equipment                                        --                (26,953)
                                                                          ------------           ------------
           Net cash flows provided by (used in) investing activities                --                (26,953)
                                                                          ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Proceeds from stock issuance                                                 --                100,500
  Cash Received/(Paid) from/(to) Affiliates and/or Shareholders                 42,029                 44,000
  Cash Received/(Paid) on notes payable                                       (389,857)              (134,652)
                                                                          ------------           ------------
           Net cash provided by (used in) financing activities                (347,828)                 9,848
                                                                          ------------           ------------
CASH RECONCILIATION
  Net increase (decrease) in cash and cash equivalents                         (24,254)               (14,455)
  Cash and cash equivalents - beginning balance                                 24,451                 38,906
                                                                          ------------           ------------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                           $        197           $     24,451
                                                                          ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED MAY 31, 2010 AND 2009


NOTE 1 - DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. ("DoMark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales. The Company abandoned its original business of exotic furniture sales in May of 2008 and pursued the acquisition of entities to best bring value to the company and its shareholders. We attempted to acquire successfully operating subsidiaries and to deploy accounting, governance, risk and compliance services, marketing, management and media assets to the subsidiaries in order to build the value of our Company during and subsequent to our 2009 operating period. These endeavors have resulted in the rescissions of certain acquisitions due to the advent of the Victory Lane litigation (see legal) that derailed the Company's ability to pursue its business plan. The business model of the company did not have enough time to implement and realize results due to the VL transaction issues and subsequent litigation. The Company is reviewing its current business model in consideration of legal matters and is seeking swift resolution in order to adequately pursue its business purpose of growing shareholder value by acquisition.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations. During the year ended May 31, 2010 and 2009, the Company incurred consolidated net losses of $1,526,304 and $13,416,046, respectively. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

ACCOUNTING FOR CONVERTIBLE DEBT INSTRUMENTS THAT MAY BE SETTLED IN CASH UPON CONVERSION (INCLUDING PARTIAL CASH SETTLEMENT)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") Opinion No. 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's Non-convertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

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

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS -- AN AMENDMENT OF ARB NO. 51

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At May 31, 2010 and 2009, cash and cash equivalents include cash on hand and cash in the bank.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The ranges of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follows:

                                          Depreciation/
            Asset Category             Amortization Period
            --------------             -------------------
            Computer Equipment              3 Years
            Office equipment                5 Years
            Vehicle                         5 Years
            Leasehold Improvements          15 Years

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standard No.142, GOODWILL AND OTHER INTANGIBLE ASSETS, made effective July 1, 2002. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill and other intangible assets for impairment, in accordance with the provisions of SFAS No. 142. A reduction of the value of goodwill is expensed as an impairment loss.

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

On January 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

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

In March 2008, the FASB issued guidance now codified as ASC Topic 815 "DERIVATIVES AND HEDGING" ("ASC 815"), which expands the disclosure requirements in previous ASC 815 guidance about an entity's derivative instruments and hedging activities. This pronouncement's disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the nine months ended September 30, 2009, the Company has included the expanded disclosures about derivative instruments and hedging activities within the Company's financial statements.

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

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes became effective for the Company's Consolidated Financial Statements for the year ended May 31, 2010. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

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

R Thomas Kidd canceled the Assignment of Claims executed by the Company in favor of R. Thomas Kidd on August 26, 2009 and transferred title and ownership of the Victory Lane, LLC Units to the Company; in addition, R Thomas Kidd resigned as Managing Member of Victory Lane, LLC and appointed Scott Sieck as Managing Member of Victory Lane, LLC.

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

On May 26, 2010, Domark International, Inc. (the "Company") entered into an Asset Purchase Agreement (the "Agreement") with Armada Capital, LLC ("Armada") providing for the purchase and sale of all of Armada's right, title and interest in and to all of the assets of Armada. Armada, an entity engaged in the business of providing consulting services for small capital public companies and private businesses, is owned by R. Thomas Kidd, the Company's Chief Executive Officer, Director and majority shareholder. The closing of the Agreement shall take place upon (i) the delivery of all signed documentation; (ii) the completion of all documentation necessary to perfect the delivery of the assets; and (iii) the completion and delivery of the audited financial statements of the assets to be purchased and sold; provided, however, that the closing date shall take place on or before June 30, 2010. The Purchase Price for the Assets is equal to twenty percent (20%) of the revenue derived from the fees generated from the consulting agreements sold pursuant to the Agreement. As of the date of this report, the parties agreed to mutually terminate the transaction.

On July 21, 2010, Domark International, Inc. (the "Company") entered into an Agreement for the Exchange of Common Stock (the "Agreement") with Virtual Devices, Inc., a Pennsylvania corporation (VDI) providing for the issuance of stock of the Company in exchange for all of the outstanding shares of VDI. At the closing, VDI will become a wholly owned subsidiary of the Company. The closing of the Agreement shall take place upon (i) the delivery of all required signed documentation; (ii) the completion of due diligence by all parties, provided however, that the closing date shall take place on or before August 15, 2010. On August 13, 2010, the Company and Virtual Devices, Inc. extended the closing date to allow for sufficient time to complete due diligence.

NOTE 6 - ACCOUNTS RECEIVABLE

At the end of the twelve months period ending May 31, 2010, the Company had no trade receivables.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS - Adoption of Statement 142

The changes in the carrying amounts of goodwill for the year ended May 31, 2010 are as follows:

                                    JAVACO          ESE            ECFO
                                  ----------     ----------     ----------
Balance as of May 31, 2009        $1,650,000     $   69,900     $   27,000
Goodwill acquired during year             --             --             --
Impairment Loss                           --         69,900             --
Goodwill written off related
 to sale of business unit          1,650,000             --         27,000
                                  ----------     ----------     ----------

Balance as of May 31, 2010        $       --     $       --     $       --
                                  ==========     ==========     ==========

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

NOTE 8 - LIABILITIES

The Company is reporting loans and notes payable of $100,000. On October 23, 2009, pursuant to a Rescission Offer, the Company agreed to repay $100,000 to one of its shareholders in exchange for the return of 100,000 shares of the Company's common stock. The Company is required to repay the note on or before April 22, 2010. In the event that a default occurs, the note will accrue interest at a rate of 1.5% per month on any unpaid balance. On October 26, 2009, pursuant to an Assignment and Assumption Agreement, the loan payable entered into on October 23, 2009 was assigned to the Company's officer, Scott Sieck. Pursuant to the terms of the Debt and Securities Purchase Agreement between Scott Sieck and R. Thomas Kidd as of March 29, 2010, all debt owed to Mr. Sieck by the Company ($534,271 as of 3/29/2010 including $100,000 in assigned loan payable) was purchased by Mr. Kidd.

NOTE 9 - INCOME TAXES

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit create tax benefits in the amount of $2,134,223 from inception through May 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2010 are as follows:

                Deferred tax assets:
                  Federal                           $ 2,134,223
                  State                                       0
                                                    -----------
                  Total Deferred Tax Asset            2,134,223
                  Less valuation allowance           (2,134,223)
                                                    -----------

                                                    $         0
                                                    ===========

The Company has provided a 100% valuation allowance on the deferred tax assets at May 31, 2010 to reduce such tax asset to $0 as there is no assurance that the

Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

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

Due to the change in the business model of the Company, the Company has previously notified Executive Adventures, LLC. that it was not going forward with any future sponsorships.

On May 13, 2009, we executed an Agreement for the Exchange of Common Stock with Victory Lane LLC. Subsequent to closing, the Company has discovered certain liabilities which were undisclosed at the time of closing. The amounts of those liabilities are as follows:

             Legacy Development                     $3,157,000
             Executive Adventures                      227,000
             Statewide Engineering                      20,000
             Tattnall County                             3,000
             Bob Barnard                               140,000
             Davis Love Design                         950,000
             Davis Love Design - Penalties              85,000
             Andrew Goggin                             307,000
                                                     ----------

             TOTAL                                   $4,889,000
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

The secured lender on the Victory Lane property foreclosed and then filed suit against Victory Lane, LLC, Patrick J. Costello and Stephen Brown seeking a deficiency judgment. Brown and Costello filed a third party complaint against the Company and R. Thomas Kidd. The Company contends the third party complaint is fatally defective in that it alleges independent claims as opposed to derivative or a cause of action for indemnity or contribution. On the July 5, 2010, the Company has filed a motion to dismiss the third party complaint which they believe is meritorious and there should be a ruling by the Court within sixty days. The hearing is scheduled for August 11, 2010. On August 11, 2010, the motion to dismiss was converted to a motion for summary judgment.

On July 20, 2010, pursuant to the Company's previously filed motion to dismiss case number 2009-V-381-JS for lack of jurisdiction in the Superior Court of Tattnall County, Georgia, the motion was denied as to the Company and R. Thomas Kidd, but granted as to the other officers and directors of the Company.

NOTE 11 - NET LOSS PER SHARE

Restricted shares and warrants are not included in the computation of the weighted average number of shares outstanding during the periods. The net loss per common share is calculated by dividing the consolidated loss by the weighted average number of shares outstanding during the periods.

NOTE 12 - STOCKHOLDER'S EQUITY

                                   Stock issued                    Stock issued
                                     for Cash      Cash Received    for Assets
                                     --------      -------------    ----------

Twelve months ended May 31, 2010        --               --             --

During the twelve months ended May 31, 2010, the Company cancelled 105,234,548 shares of its common stock as a result of rescissions of its subsidiaries and debt settlements.

NOTE 13 - SUBSEQUENT EVENTS

On July 21, 2010, Domark International, Inc. (the "Company") entered into an Agreement for the Exchange of Common Stock (the "Agreement") with Virtual Devices, Inc., a Pennsylvania corporation (VDI) providing for the issuance of stock of the Company in exchange for all of the outstanding shares of VDI. At the closing, VDI will become a wholly owned subsidiary of the Company. The closing of the Agreement shall take place upon (i) the delivery of all required signed documentation; (ii) the completion of due diligence by all parties, provided however, that the closing date shall take place on or before August 15, 2010. On August 13, 2010, the Company and Virtual Devices, Inc. extended the closing date to allow for sufficient time to complete due diligence.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 15 2009, Larry O'Donnell CPA P.C. was appointed as the independent auditor for Domark International commencing with a re-audit of year ending May 31, 2008 and for the years ended May 31, 2009 and May 31, 2010.

On October 15, 2009, Kramer Wiseman and Associates, LLP was dismissed as the independent auditors for the Company.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2010.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2010.

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

There were no changes in our internal control over financial reporting that occurred during of fiscal year of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fiscal year ended May 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors, and their ages and positions as of May 31, 2010 are as follows:

DIRECTORS AND EXECUTIVE OFFICER

R. Thomas Kidd, 63, Chairman, President, Chief Executive Officer and Chief Financial Officer (1)

----------
(1) As of April 13, 2010, Mr. Kidd holds the positions of Chief Executive Officer, Chief Operating Officer and Principal Financial Officer and is a sole member of the Board of Directors.

The Chief Executive Officer of the Company will hold office until additional members or officers are duly elected and qualified. The background and principal occupations of the sole officer and director of the Company is as follows:

R. THOMAS KIDD, Chief Executive Officer , Chief Operating Officer and Principal Financial Officer

Mr. R. Thomas Kidd, as of April 13, 2010, has served as Chief Executive Officer, Chief Operating Officer and Principal Financial Officer and Director of the Company for the periods from May 2008 until August 2009 and from April 2010 through the current date.

R. Thomas Kidd has served as the President and Chief Executive Officer of SportsQuest, Inc., a Delaware corporation that was involved in creating, developing, and managing high end sports events and related operating entities. From January 2007 until August 2007, Mr. Kidd was the Chief Executive Officer of Lextra Management Group, Inc., whose assets were acquired by SportsQuest, Inc. Prior thereto from July 2005 through November 2006 he served as the Chief Executive Officer and Director of Greens Worldwide Incorporated, a publicly held company, and its subsidiary U.S. Golf Tour, primarily involved in the development of a new golf organization and sports enterprise. Mr. Kidd currently serves as the managing member of Armada Capital, LLC. For approximately the past thirty (30) years, Mr. Kidd has been engaged in various capacities in developing sports organizations including, among others, two (2) national professional golf tours and one (1) senior golf tour and completing mergers and acquisitions of various business operations in the technology, business services, and communications industries.

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

On April 13, 2010, Scott Sieck resigned as a member of the Boards of Directors and Chief Operating Officer, and Chief Executive Officer.

On April 13, 2010, R. Thomas Kidd was appointed as a sole member of the Board of Directors and our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered from May 31, 2009 through May 31, 2010.

                           SUMMARY COMPENSATION TABLE

                                                                                  Change in
                                                                                   Pension
                                                                                  Value and
                                                                    Non-Equity   Nonqualified
                                                                    Incentive     Deferred       All
 Name and                                                             Plan         Compen-      Other
 Principal                                    Stock       Option     Compen-       sation       Compen-
 Position        Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------     ----   ------     -----      ------      ------     ------       --------      ------     ------

R. Thomas Kidd   2010       0         0           0            0          0            0             0         0
Chief Executive  2009       0         0           0            0          0            0             0         0
Officer


COMPENSATION OF DIRECTORS

Mr. Kidd is also a member of the board of directors of the Company and is not compensated for those services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the common stock as of August 13, 2010 by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 36,460,835 shares beneficially owned as of August 13, 2009. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person: 3551 W Lake Mary Blvd, Ste. 209, Lake Mary, FL 32746.

                                                                Shares Owned (1)
Name and Address               Common Stock   Preferred Stock     Percentage
----------------               ------------   ---------------     ----------
R. Thomas Kidd & Joan Kidd      10,785,000       100,000          81.18% (1)
 as Tenants by the Entireties
1809 East Broadway #125
Oviedo Florida 32765

----------
(1)  Percentage beneficial ownership as if preferred is converted.

CHANGES IN CONTROL

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

GENERAL

Our authorized capital stock consists of 200,000,000 common stock, par value of $0.001, and 2,000,000 preferred stock, par value of $0.001.

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

SERIES A PREFERRED STOCK

The Company has 2,000,000 shares of preferred stock, the rights and preferences of which can be designated by the Board of Directors. The Board of Directors designated and issued 100,000 shares of Series A Preferred. The shares have no dividend rights but may be voted as if converted, and convert at the holder's option to the Company's Common Stock at the rate of 1,000 to 1. The preferred shares have no liquidation value, no liquidation rights, no dividend rights and no redemption rights.

On December 1, 2009, the Company issued 100,000 shares of its preferred stock to a Director for a value of $100.

DIVIDEND POLICY

We have never declared any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

OPTIONS AND WARRANTS:

As of May 31, 2010, we have no options and warrants issued and outstanding.

CONVERTIBLE SECURITIES

At May 31, 2010 we have no convertible securities issued.

AMENDMENT OF OUR BYLAWS

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

During August 2009, 105,234,548 shares of common stock were returned to treasury and cancelled.

On December 1, 2009, the Company issued 100,000 share of its preferred stock to a Director as compensation for a value of $100.

From time to time, the Company's officers would lend the Company money. At May 31, 2010, there was an outstanding loan payable in the amount of $729,836 to the Chief Executive Officer of the Company.

As of May 31, 2010, there were no formal executive compensation agreements in effect.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by Larry O'Donnell CPA, P.C. for professional services rendered for the audit of the Company's annual financial statements for fiscal years ended May 31, 2010 and 2009 approximated $10,000 and $10,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed by Larry O'Donnell CPA, P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended May 31, 2010 and 2009, and that are not disclosed in the paragraph captioned "Audit Fees" above, were $10,000 and $10,000, respectively.

TAX FEES

The aggregate fees billed by ECFO Corporation for professional services rendered for accounting, tax compliance, tax advice and tax planning for the fiscal year ended May 31, 2010 and 2009 were $17,500 and $24,795, respectively.

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS

EXHIBITS
--------

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act. (1)
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act (1)
32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act. (1)
32.2 Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act (1)

----------
(1)  Filed herewith

ITEM 15. SIGNATURES

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant                       DoMark International, Inc.


Date: August 20, 2010            By: /s/ R. Thomas Kidd
                                     -------------------------------------------
                                     R. Thomas Kidd
                                     Chairman, President Chief Executive Officer



Date: August 20, 2010            By: /s/ R. Thomas Kidd
                                     -------------------------------------------
                                     R Thomas Kidd
                                     Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of August 2010.


/s/ R. Thomas Kidd
-------------------------------------------
R. Thomas Kidd
Chairman, President Chief Executive Officer



/s/ R. Thomas Kidd
-------------------------------------------
R Thomas Kidd
Principal Financial Officer