Form 10-Q
period 2010-08-31
Domark International Inc.
filed 2010-10-12
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2010

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

                       254 S Ronald Reagan Blvd, Ste. 134
                               Longwood, FL 32750
                    (Address of principal executive offices)

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

          Class                              Outstanding at October 12, 2010
          -----                              -------------------------------
Common stock, $0.001 par value                          36,460,835

                           DOMARK INTERNATIONAL, INC.
                            INDEX TO FORM 10-Q FILING
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2010

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)              3
            Condensed Consolidated Balance Sheets                             3
            Condensed Consolidated Statements of Income                       5
            Condensed Consolidated Statement of Cash Flows                    6
            Notes to Condensed Consolidated Financial Statements              7

Item 2.  Management Discussion & Analysis of Financial Condition and
         Results of Operations                                               19

Item 3   Quantitative and Qualitative Disclosures About Market Risk          22

Item 4.  Controls and Procedures                                             22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   23

Item 1A. Risk Factors                                                        24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         27

Item 3.  Defaults Upon Senior Securities                                     27

Item 4.  Submission of Matters to a Vote of Security Holders                 27

Item 5   Other Information                                                   27

Item 6.  Exhibits                                                            28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                                 BALANCE SHEETS
                     As of August 31, 2010 and May 31, 2010

                                     ASSETS

                                                              8/31/2010         5/31/2010
                                                              ---------         ---------
CURRENT ASSETS
  Cash                                                        $ 50,715          $    197
  Accounts Receivable                                               --                --
  Loans and Notes Receivable                                   100,000           100,000
  Prepaid Expenses                                                  --                --
  Inventory                                                         --                --
                                                              --------          --------

      Total Current Assets                                     150,715           100,197
                                                              --------          --------

FIXED ASSETS
  Property & Equipment, Net                                      1,312             1,531
                                                              --------          --------

      Total Fixed Assets                                         1,312             1,531
                                                              --------          --------
OTHER  ASSETS
  Deposits                                                          --                --
  Due From Affiliate                                                --                --
  Prepaid Media                                                     --                --
  Investment in unconsolidated subsidiary                       10,000            10,000
  Goodwill                                                          --                --
                                                              --------          --------

      Total Other Assets                                        10,000            10,000
                                                              --------          --------

      TOTAL ASSETS                                            $162,027          $111,728
                                                              ========          ========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     As of August 31, 2010 and May 31, 2010

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  8/31/2010              5/31/2010
                                                                 ------------           ------------
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                          $     55,068           $     46,868
  Payroll Liabilities                                                      --                     --
  Due to Affiliate and Shareholder                                    783,932                729,836
  Notes payable and Line of Credit                                         --                     --
                                                                 ------------           ------------

      Total Current Liabilities                                       839,000                776,704
                                                                 ------------           ------------

      TOTAL LIABILITIES                                               839,000                776,704
                                                                 ------------           ------------

STOCKHOLDERS' EQUITY
  Convertible Preferred stock series A, $0.001 par value,
    Authorized: 2,000,000
    Issued: 100,000 and none, respectively                                100                    100
  Common Stock, $0.001 par value,
    Authorized: 200,000,000
    Issued: 36,460,835 and 141,695,383, respectively                   36,461                 36,461
  Additional paid in capital                                       13,526,618             13,526,618
  Accumulated income/(deficit)                                    (14,240,152)           (14,228,155)
                                                                 ------------           ------------

      Total Stockholders' Equity (Deficiency)                        (676,973)              (664,976)
                                                                 ------------           ------------

      TOTAL LIABILITIES AND EQUITY                               $    162,027           $    111,728
                                                                 ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
              For the three months ending August 31, 2010 and 2009

                                                      THREE MONTHS           THREE MONTHS
                                                       8/31/2010              8/31/2009
                                                      ------------           ------------
REVENUE                                               $         --           $    987,525

COST OF SERVICES                                                --                810,342
                                                      ------------           ------------

GROSS PROFIT OR (LOSS)                                          --                177,183

GENERAL AND ADMINISTRATIVE EXPENSES                         11,996                288,286

IMPAIRMENT OF GOODWILL                                          --                100,000
                                                      ------------           ------------

OPERATING INCOME/(LOSS)                                    (11,996)              (211,103)

INTEREST EXPENSE                                                --                  6,727

GAIN ON SALE OF SUBSIDIARY                                      --                     --

OTHER INCOME                                                    --                     --

IMPAIRMENT OF ASSET                                             --                 40,000
                                                      ------------           ------------

INCOME/(LOSS) BEFORE INCOME TAXES                          (11,996)              (257,830)

PROVISION FOR INCOME TAXES
  Federal                                                       --                     --
  State                                                         --                     --
                                                      ------------           ------------

CONSOLIDATED NET INCOME/(LOSS)                        $    (11,996)          $   (257,830)
                                                      ============           ============

EARNINGS (LOSS) PER SHARE, BASIC AND DILUTED          $      (0.00)          $      (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              36,460,835             30,055,789


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
              For the three months ending August 31, 2010 and 2009

                                                                        THREE MONTHS        THREE MONTHS
                                                                         8/31/2010           8/31/2009
                                                                         ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $ (11,996)          $(257,830)
                                                                         ---------           ---------
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:

ADJUSTMENTS FOR CHARGES NOT REQUIRING OUTLAY OF CASH:
  Depreciation and Amortization                                                219               5,324
  Impairment of Assets                                                          --              40,000
  Impairment of Goodwill                                                        --             100,000
  Common stock issued as compensation and for expenses                          --                  --
  Gain on sale of subsidiary                                                    --                  --

CHANGES IN OPERATING ASSETS AND LIABILITITES:
  (Increase)/Decrease in Accounts Receivable                                    --             667,187
  (Increase)/Decrease in Notes Receivable                                       --             (21,211)
  (Increase)/Decrease in Inventory                                              --             (32,773)
  (Increase)/Decrease Prepaid Exp and Other Current Assets                      --              12,596
  Deposits                                                                      --               1,900
  Increase/(Decrease) in Notes Payable                                          --             102,500
  Increase/(Decrease) in Accounts Payable                                    8,200            (533,195)
  Increase/(Decrease) in Accrued Expenses                                       --               2,001
                                                                         ---------           ---------
      Total adjustments to net income                                        8,419             344,329
                                                                         ---------           ---------

      Net cash provided by (used in) operating activities                   (3,577)             86,499
                                                                         ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Received/(Paid) Furniture & Equipment                                    --              (1,239)
                                                                         ---------           ---------

      Net cash flows provided by (used in) investing activities                 --              (1,239)
                                                                         ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Received/(Paid) from/(to) Affiliates and/or Shareholders             54,095              56,273
  Cash Received/(Paid) on notes payable                                         --             (18,268)
                                                                         ---------           ---------

      Net cash provided by (used in) financing activities                   54,095              38,005
                                                                         ---------           ---------
CASH RECONCILIATION
  Net increase (decrease) in cash and cash equivalents                      50,518             123,265
  Cash and cash equivalents - beginning balance                                197              24,451
                                                                         ---------           ---------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                          $  50,715           $ 147,716
                                                                         =========           =========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the quarters ended August 31, 2010 and 2009


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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations for the years ended May 31, 2010 and 2009 and has incurred additional losses of $11,966 for the three months ended August 31, 2010. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

The primary management estimate included in these financial statements are the impairment reserves applied to various long-lived assets, allowance for doubtful accounts for gateway access fees and licensing fees, and the fair value of its stock tendered in various non-monetary transactions.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current year presentations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At August 31, 2010 and 2009, cash and cash equivalents include cash on hand and cash in the bank.

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

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Consolidated Financial Statements.

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

NOTE 6 - ACCOUNTS RECEIVABLE

At the end of the three month period ending August 31, 2010, the Company had no trade receivables.

NOTE 7 - LIABILITIES

The Company is reporting a note payable of $783,932. This note is partially due to our executive officer and his spouse, as tenants by the entirety, and partially due to an affiliate of our executive officer, which is owned by our executive officer and his spouse as tenants by the entirety, and reflects advances, assignment of claims, and expenses paid on behalf of the Company by our executive officer and his wife, as tenants by the entirety or the affiliate of our executive officer, as referenced herein.

NOTE 8 - INCOME TAXES

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - NET LOSS PER SHARE

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the transition period ended May 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

RESULTS OF OPERATIONS

Revenues for the three months ended August 31, 2010 were $0 as compared to $987,525 for the three months ended August 31, 2009. The decrease is due to the rescission of our subsidiaries. After the sale of ECFO on October 20, 2009, the Company no longer has any operating subsidiaries and is considered a shell company as it has nominal operations and assets consisting of only cash or cash equivalents. Our future revenue plan is dependent on our ability to effectively close new viable acquisitions.

General and administrative expenses for the three months ended August 31, 2010 decreased to $11,996 from $288,286 for the three months ended August 31, 2009. As a result of the rescission of subsidiaries, the Company recognized a significant decrease in the amount of general and administrative expenses. The Company expects to continue to incur professional and legal fees until such time it can close new viable acquisitions.

The Company realized a net loss of $11,996, for the three months ended August 31, 2010 compared to net loss of $257,830 for the three months ended August 31, 2009. The current net loss is largely attributable to the legal and professional fees associated with the contingent liability with Victory Lane Financial Elite, LLC.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used in operating activities for the three months ending August 31, 2010 was $3,577 compared to the net cash of $86,499 - provided by operating activities for the three months ending August 31, 2009.

Accounts receivable was reduced to zero during the three months ending August 31, 2010 as a result of the deconsolidation of all subsidiaries.

Our future revenues and profits, if any, will primarily depend upon our ability to close new viable acquisitions. At August 31, 2010 the Company had no capital resources and will rely upon additional capital contributions from its sole director to fund administrative expenses.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of August 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2010, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended August 31, 2010, there was not a change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

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

WE ARE A "SHELL" COMPANY AND OUR SHARES WILL BE SUBJECT TO RESTRICTIONS ON
RESALE.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no unregistered sales of equity securities during the interim period ended August 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the interim period ended August 31, 2010.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the interim period ended August 31, 2010.

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

                               DoMark International, Inc.
                                      Registrant


Date: October 12,2010          By: /s/ R. Thomas Kidd
                                  --------------------------------------------
                                  R. Thomas Kidd
                                  Chief Executive Officer, Principal Executive
                                  Officer, Principal Financial Officer