Form 10-Q
period 2010-11-30
Domark International Inc.
filed 2011-01-14
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2010

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

                     Class Outstanding at November 30, 2010
                   Common stock, $0.001 par value 36,460,835

                           DOMARK INTERNATIONAL, INC.
                            INDEX TO FORM 10-Q FILING
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2010

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)
              Condensed Consolidated Balance Sheets                           3
              Condensed Consolidated Statements of Income                     5
              Condensed Consolidated Statement of Cash Flows                  6
              Notes to Condensed Consolidated Financial Statements            7

Item 2.  Management Discussion & Analysis of Financial Condition and
         Results of Operations                                               11

Item 3   Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.  Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 1A. Risk Factors                                                        15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5   Other information                                                   19

Item 6.  Exhibits                                                            19

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                         (A development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                  11/30/2010         5/31/2010
                                                   --------          --------
                                                  (unaudited)

CURRENT ASSETS
  Cash                                             $    132          $    197
  Accounts Receivable                                    --                --
                                                   --------          --------
      Total Current Assets                              132           100,197
                                                   --------          --------

FIXED ASSETS
  Property & Equipment, Net                             836             1,531
                                                   --------          --------
      Total Fixed Assets                                836             1,531
                                                   --------          --------

OTHER  ASSETS
  Investment in unconsolidated subsidiary                --            10,000
                                                   --------          --------
      Total Other Assets                                 --            10,000
                                                   --------          --------

      TOTAL ASSETS                                 $    968          $111,728
                                                   ========          ========

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A development Stage Company)
                                 BALANCE SHEETS
                                   (continued)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                    11/30/2010               5/31/2010
                                                                   -------------           -------------
                                                                    (unaudited)
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                            $      53,568           $      46,868
  Due to Affiliate and Shareholder                                       749,319                 729,836
                                                                   -------------           -------------
      Total Current Liabilities                                          802,887                 776,704
                                                                   -------------           -------------
      TOTAL LIABILITIES                                                  802,887                 776,704
                                                                   -------------           -------------

STOCKHOLDERS' EQUITY/(DEFICIENCY)
  Convertible Preferred stock series A, $0.001 par value,
     Authorized: 2,000,000
     Issued: 100,000 and none, respectively                                  100                     100
  Common Stock, $0.001 par value,
     Authorized: 200,000,000
     Issued: 36,460,835 and 36,460,835, respectively                      36,461                  36,461
  Additional paid in capital                                          13,526,620              13,526,619
  Accumulated deficit                                                (13,864,994)             (13,864,994)
  Accumulated deficit during development stage                          (500,106)               (363,162)
                                                                   -------------           -------------
      Total Stockholders' Equity/(Deficiency)                           (801,919)               (664,976)
                                                                   -------------           -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $         968           $     111,728
                                                                   =============           =============

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                             For the cumulative
                                                                                                              period during the
                                                                                                              Development Stage
                                                  For the          For the         For the         For the          from
                                                Three Months     Three Months    Six Months      Six Months   October 21, 2009
                                                   Ended            Ended          Ended           Ended             to
                                                November 30,     November 30,    November 30,    November 30,    November 30,
                                                   2010             2009            2010            2009            2010
                                                -----------      -----------     -----------     -----------     -----------
REVENUE                                         $        --      $        --     $        --     $        --              --

COST OF SERVICES                                         --               --              --              --              --
                                                -----------      -----------     -----------     -----------     -----------
GROSS PROFIT                                             --               --              --              --              --

GENERAL AND ADMINISTRATIVE EXPENSES                  14,948          176,085          26,944         247,456         399,992

BAD DEBT EXPENSE                                    100,000               --         100,000              --         100,000

IMPAIRMENT OF GOODWILL                                   --          232,000              --         332,000
                                                -----------      -----------     -----------     -----------     -----------
OPERATING INCOME                                   (114,948)        (408,085)       (126,944)       (579,456)       (499,992)

INTEREST EXPENSE                                         --                               --              --              --

GAIN ON SALE OF SUBSIDIARY                               --               --              --           8,000

OTHER INCOME                                             --           16,491              --          16,491           9,886

IMPAIRMENT OF ASSET                                  10,000            8,000          10,000          40,000          10,000
                                                -----------      -----------     -----------     -----------     -----------
INCOME/(LOSS) BEFORE INCOME TAXES                  (124,948)        (383,594)       (136,944)       (594,965)       (500,106)

PROVISION FOR INCOME TAXES
  Federal                                                --               --              --              --              --
  State                                                  --               --              --              --              --
                                                -----------      -----------     -----------     -----------     -----------

NET INCOME FROM OPERATIONS                      $  (124,948)     $  (383,594)    $  (136,944)    $  (594,965)    $  (500,106)
                                                ===========      ===========     ===========     ===========     ===========

INCOME (LOSS) FROM DISCONTINUED OPERATIONS               --            3,963              --          (7,334)             --
                                                ===========      ===========     ===========     ===========     ===========

NET LOSS                                        $  (124,948)     $  (379,631)    $  (136,944)    $  (602,299)    $  (500,106)
                                                ===========      ===========     ===========     ===========     ===========
Loss per share on continuing operations,
 basic and diluted                              $     (0.00)     $     (0.01)    $     (0.00)    $     (0.02)
                                                ===========      ===========     ===========     ===========
Loss per share on discontinued operations,
 basic and diluted                              $        --      $      0.00     $        --     $     (0.00)
                                                ===========      ===========     ===========     ===========

Net loss per share, basic and diluted           $     (0.00)     $     (0.01)    $     (0.00)    $     (0.02)
                                                ===========      ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       36,460,835       30,055,789      36,560,835      30,055,789

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                             For the cumulative
                                                                                                              period during the
                                                                                                              Development Stage
                                                                                                                    from
                                                                    For the Six Months   For the Six Months   October 21, 2009
                                                                          Ended                Ended                 to
                                                                        November 30,         November 30,        November 30,
                                                                           2010                 2009                2010
                                                                        ----------           ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) from continuing operations                                 $ (136,944)          $ (594,965)         $ (500,106)
                                                                        ----------           ----------          ----------
  Loss from disconitinued operations
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:

  ADJUSTMENTS FOR CHARGES NOT REQUIRING OUTLAY OF CASH:
    Depreciation and Amortization                                              695                   --               1,354
    Impairment of Assets                                                    10,000               40,000              10,000
    Impairment of Goodwill                                                      --              232,000                  --
    Common stock issued as compensation and for expenses                        --                   --                  89
    Gain on sale of subsidiary                                                  --                   --                  --
    Bad debt expense                                                       100,000                   --             100,000

  CHANGES IN OPERATING ASSETS AND LIABILITITES:
    (Increase)/Decrease in Accounts Receivable                                  --                   --                  --
    (Increase)/Decrease in Notes Receivable                                     --                   --                  --
    (Increase)/Decrease in Inventory                                            --                   --                  --
    (Increase)/Decrease Prepaid Exp and Other Current Assets                    --                   --                  --
    Deposits                                                                    --                   --                  --
    Increase/(Decrease) in Notes Payable                                        --                   --                  --
    Increase/(Decrease) in Accounts Payable                                  6,700              (11,463)            (51,748)
    Increase/(Decrease) in Accrued Expenses                                     --               (5,382)                 --
                                                                        ----------           ----------          ----------
      Total adjustments to net income                                      117,395              255,156              59,695
                                                                        ----------           ----------          ----------
           Net cash provided by (used in) operating activities             (19,549)            (339,810)           (440,411)
                                                                        ----------           ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Received/(Paid) Furniture & Equipment                                    --                   --                  --
                                                                        ----------           ----------          ----------
           Net cash flows provided by (used in) investing activities            --                   --                  --
                                                                        ----------           ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Received/(Paid) from/(to) Affiliates and/or Shareholders             19,483              107,786             637,485
  Cash Received (Paid in capital)                                                                                  (100,469)
  Cash Received/(Paid) on notes payable                                         --                 (986)
                                                                        ----------           ----------          ----------
           Net cash provided by (used in) financing activities              19,483              106,800             537,016
                                                                        ----------           ----------          ----------
CASH RECONCILIATION
  Cash flows from discontinued operations                                       --              208,585                  --
  Cash fow from discontinued financing activities                               --                   --                  --
  Net increase (decrease) in cash and cash equivalents                         (66)             (24,425)             (3,395)
  Cash and cash equivalents - beginning balance                                197               24,451               3,527
                                                                        ----------           ----------          ----------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                         $      132           $       27          $  100,132
                                                                        ==========           ==========          ==========

   The accompanying notes are an integral part of these financial statements.

DOMARK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED NOVEMBER 30, 2010 AND 2009
-----------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. ("DoMark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. The Company was formed to engage in the acquisition and refinishing of aged furniture using exotic materials and then reselling it through interior decorators, high-end consignment shops and online sales. The Company abandoned its original business of exotic furniture sales in May of 2008 and pursued the acquisition of entities to best bring value to the company and its shareholders. We attempted to acquire successfully operating subsidiaries and to deploy accounting, governance, risk and compliance services, marketing, management and media assets to the subsidiaries in order to build the value of our Company during and subsequent to our 2009 operating period. These endeavors have resulted in the rescissions of certain acquisitions due to the advent of the Victory Lane litigation (see legal) that derailed the Company's ability to pursue its business plan. The business model of the company did not have enough time to implement and realize results due to the VL transaction issues and subsequent litigation. The Company is reviewing its current business model in consideration of legal matters and is seeking swift resolution in order to adequately pursue its business purpose of growing shareholder value by acquisition. As of October 21, 2009, the Company re-entered into development stage.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations for the years ended May 31, 2010 and 2009 and has incurred additional losses of $136,944 for the six months ended November 30, 2010. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 - BASIS OF PRESENTATION

The unaudited interim financial statements of DOMARK INTERNATIONAL, INC. (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). . In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. Please note the Company intends to amend the Form 10K due to SEC correspondence related to the revocation of licenses of our former auditor. As such the May 31, 2010 financial may not be relied upon.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTNG PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On July 21, 2010, Domark International, Inc. (the "Company") entered into an Agreement for the Exchange of Common Stock (the "Agreement") with Virtual Devices, Inc., a Pennsylvania corporation (VDI) providing for the issuance of stock of the Company in exchange for all of the outstanding shares of VDI. At the closing, VDI will become a wholly owned subsidiary of the Company. The closing of the Agreement shall take place upon (i) the delivery of all required signed documentation; (ii) the completion of due diligence by all parties, provided however, that the closing date shall take place on or before August 15, 2010. On August 13, 2010, the Company and Virtual Devices, Inc. extended the closing date to allow for sufficient time to complete due diligence. As of December 10, 2010, the Company and VDI determined that it was in the best interest of the shareholders of the Company and VDI to mutually agree to terminate the Agreement with no further obligation or liability on the part of one party to the other.

NOTE 6 - NOTES RECEIVABLE

On November 30, 2010, the Company deemed the note receivable for $100,000 as uncollectible and has written it off to bad debts.

NOTE 7 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARY

On November 30, 2010, the Company also deemed the investment in an unconsolidated subsidiary as loss and has impaired the $10,000 asset.

NOTE 8 - LIABILITIES

The Company is reporting a note payable of $749,319 due on demand and non-interest bearing. This note is due to our executive officer and reflects advances, assignment of claims, and expenses paid on behalf of the Company by our executive officer.

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

On May 13, 2009, we executed an Agreement for the Exchange of Common Stock with Victory Lane LLC. Subsequent to closing, the Company has discovered certain liabilities which were undisclosed at the time of closing. The amounts of those liabilities are as follows:

     *   Legacy Development                      $ 3,157,000
     *   Executive Adventures                        227,000
     *   Statewide Engineering                        20,000
     *   Tattnall County                               3,000
     *   Bob Barnard                                 140,000
     *   Davis Love Design                           950,000
     *   Davis Love Design - Penalties                85,000
     *   Andrew Goggin                               307,000
                                                 -----------

           TOTAL                                 $ 4,889,000
                                                 ===========

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

NOTE 10 - SUBSEQUENT EVENTS

On December 10, 2010, the Company and VDI determined that it was in the best interest of the shareholders of the Company and VDI to mutually agree to terminate the Agreement with no further obligation or liability on the part of one party to the other.

The Company was notified on January 5, 2010, that effective December 14, 2010,the PCAOB revoked the registration of Larry O'Donnell, CPA, P.C. The Company is currently in the process of consulting with its professional advisors and current auditor as to the requirement to engage for audit(s) of any/all financial statement(s) O'Donnell participated in auditing and will engage as soon as possible, if applicable.

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

RESULTS OF OPERATIONS

Revenues for the six months ended November 30, 2010 were $0 as compared to $0 for the six months ended November 30, 2009. After the sale of ECFO on October 20, 2009, the Company no longer has any operating subsidiaries and is considered a development stage company as it has nominal operations and assets consisting of only cash or cash equivalents. Our future revenue plan is dependent on our ability to effectively close new viable acquisitions.

General and administrative expenses for the six months ended November 30, 2010 decreased to $26,944 from $247,456 for the six months ended November 30, 2009. As a result of the rescission of subsidiaries, the Company recognized a significant decrease in the amount of general and administrative expenses. The Company expects to continue to incur professional and legal fees until such time it can close new viable acquisitions.

The Company realized a net loss of $136,944, for the six months ended November 30, 2010 compared to net loss of $594,965 for the six months ended November 30, 2009. The Company had no activity attributed to discontinued operations in the first six months of 2010 as compared to a net loss of $7,334 in the six months of 2009. The current net loss is largely attributable to the legal and professional fees associated with the contingent liability with Victory Lane Financial Elite, LLC, and the write off to bad debt of a note receivable deemed uncollectable.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used in operating activities for the six months ending November 30, 2010 was $19,549 compared to the net cash of $339,810 - used in operating activities for the six months ending November 30, 2009.

Accounts receivable was reduced to zero during the six months ending November 30, 2010 as a result of the deconsolidation of all subsidiaries.

Our future revenues and profits, if any, will primarily depend upon our ability to close new viable acquisitions. At November 30, 2010 the Company had no capital resources and will rely upon additional capital contributions from its sole director to fund administrative expenses.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2010, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended November 30, 2010, there was not a change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially effected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid. There is a greater chance of volatility for securities that trade on the OTCBB is compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no unregistered sales of equity securities during the interim period ended November 30, 2010.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities of during the interim period ended November 30, 2010.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the interim period ended November 30, 2010.

ITEM 5 - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6 - EXHIBITS

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DoMark International, Inc.
                                      Registrant


Date: January 14, 2011                By: /s/ R. Thomas Kidd
                                          --------------------------------------
                                          R. Thomas Kidd
                                          Chief Executive Officer, Principal
                                          Executive Officer, Principal
                                          Financial Officer