Form 10-Q
period 2011-02-28
Domark International Inc.
filed 2011-04-01
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2011

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

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at February 28, 2011
          -----                                 --------------------------------
Common stock, $0.001 par value                             36,460,835
Preferred stock, $0.001 par value                             100,000

                           DOMARK INTERNATIONAL, INC.
                            INDEX TO FORM 10-Q FILING
                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2011

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)                        3
            Consolidated Balance Sheets                                       3
            Consolidated Statements of Income                                 5
            Consolidated Statement of Cash Flows                              6
            Notes to Consolidated Financial Statements                        7

Item 2.  Management Discussion & Analysis of Financial Condition and
         Results of Operations                                               13

Item 3   Quantitative and Qualitative Disclosures About Market Risk          16

Item 4.  Controls and Procedures                                             17

PART II - OTHER INFORMATION

Item 1A. Legal Proceedings                                                   18

Item 1B. Risk Factors                                                        19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         25

Item 3.  Defaults Upon Senior Securities                                     25

Item 4.  Submission of Matters to a Vote of Security Holders                 25

Item 5   Other information                                                   25

Item 6.  Exhibits                                                            25

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                          (A development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                    2/28/2011         5/31/2010
                                                    ---------         ---------
                                                   (unaudited)       (unaudited)
CURRENT ASSETS
  Cash                                              $     --          $    197
  Loans and Notes Receivable                              --           100,000
                                                    --------          --------

      Total Current Assets                                --           100,197
                                                    --------          --------
FIXED ASSETS
  Property & Equipment, Net                              763             1,531
                                                    --------          --------

      Total Fixed Assets                                 763             1,531
                                                    --------          --------
OTHER ASSETS
  Investment in unconsolidated subsidiary                 --            10,000
                                                    --------          --------

      Total Other Assets                                  --            10,000
                                                    --------          --------

      TOTAL ASSETS                                  $    763          $111,728
                                                    ========          ========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A development Stage Company)
                                 BALANCE SHEETS
                                   (continued)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                    2/28/2011              5/31/2010
                                                                   ------------           ------------
                                                                    (unaudited)            (unaudited)
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                            $     46,868           $     46,868
  Bank Overdraft                                                             22                     --
  Due to Affiliate and Shareholder                                      755,359                729,836
                                                                   ------------           ------------

      Total Current Liabilities                                         802,249                776,704
                                                                   ------------           ------------

      TOTAL LIABILITIES                                                 802,249                776,704
                                                                   ------------           ------------

STOCKHOLDERS' DEFICIT
  Convertible Preferred stock series A, $0.001 par value,
    Authorized: 2,000,000
    Issued: 100,000 and none, respectively                                  100                    100
  Common Stock, $0.001 par value,
    Authorized: 200,000,000
    Issued: 36,460,835 and 36,460,835, respectively                      36,461                 36,461
  Additional paid in capital                                         13,526,620             13,526,619
  Accumulated deficit                                               (13,864,994)           (13,864,994)
  Accumulated deficit during development stage                         (499,673)              (363,162)
                                                                   ------------           ------------

      Total Stockholders' Deficiency                                   (801,486)              (664,976)
                                                                   ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $        763           $    111,728
                                                                   ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                              For the cumulative
                                                                                                               period during the
                                                                                                               Development Stage
                                                                                                                     from
                                             For the three    For the Three     For the Nine    For the Nine   October 21, 2009
                                              Months ended     Months ended     Months Ended    Months Ended          to
                                              February 28,     February 28,     February 28,    February 28,      February 28,
                                                 2011             2010             2011             2010             2011
                                              -----------      -----------      -----------      -----------      -----------
REVENUE                                       $        --      $        --      $        --      $        --      $        --

COST OF SERVICES                                       --               --               --               --               --
                                              -----------      -----------      -----------      -----------      -----------

GROSS PROFIT                                           --               --               --               --               --

GENERAL AND ADMINISTRATIVE EXPENSES                  (450)         427,373           26,511          583,206          399,559

BAD DEBT EXPENSE                                       --               --          100,000               --          100,000

IMPAIRMENT OF GOODWILL                                 --               --               --          332,000
                                              -----------      -----------      -----------      -----------      -----------

OPERATING INCOME                                      450         (427,373)        (126,511)        (915,206)        (499,559)

INTEREST EXPENSE                                       --               --               --               --

GAIN ON SALE OF SUBSIDIARY                             --               --               --            8,000

OTHER INCOME                                           --           10,006               --           26,497            9,886

IMPAIRMENT OF ASSET                                    --               --           10,000           40,000           10,000
                                              -----------      -----------      -----------      -----------      -----------

INCOME/(LOSS) BEFORE INCOME TAXES                     450         (417,367)        (136,511)        (920,709)        (499,673)

PROVISION FOR INCOME TAXES
  Federal                                              --               --               --               --               --
  State                                                --               --               --               --               --
                                              -----------      -----------      -----------      -----------      -----------

NET INCOME/(LOSS) FROM OPERATIONS             $       450      $  (417,367)     $  (136,511)     $  (920,709)     $  (499,673)
                                              ===========      ===========      ===========      ===========      ===========

INCOME (LOSS) FROM DISCONTINUED OPERATIONS             --         (426,108)              --         (568,704)              --

NET INCOME/(LOSS)                             $       450      $  (843,475)     $  (136,511)     $(1,489,413)     $  (499,673)
                                              ===========      ===========      ===========      ===========      ===========

LOSS PER SHARE ON CONTINUING OPERATIONS,
 BASIC AND DILUTED                            $      0.00      $     (0.01)     $     (0.00)     $     (0.03)
                                              ===========      ===========      ===========      ===========
LOSS PER SHARE ON DISCONTINUED OPERATIONS,
 BASIC AND DILUTED                            $        --      $     (0.01)     $        --      $     (0.02)
                                              ===========      ===========      ===========      ===========
NET LOSS PER SHARE, BASIC AND DILUTED         $      0.00      $     (0.02)     $     (0.00)     $     (0.04)
                                              ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     36,460,835       36,460,835       36,460,835       36,460,835


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                             For the cumulative
                                                                                                              period during the
                                                                                                              Development Stage
                                                                                                                    from
                                                                   For the Nine          For the Nine         October 21, 2009
                                                                   Months Ended          Months Ended                to
                                                                   February 28,          February 28,            February 28,
                                                                      2011                   2010                   2011
                                                                  ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) from continuing operations                           $   (136,511)          $   (920,709)          $   (499,673)
                                                                  ------------           ------------           ------------
  Loss from disconitinued operations
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  ADJUSTMENTS FOR CHARGES NOT REQUIRING OUTLAY OF CASH:
    Depreciation and Amortization                                          768                    659                  1,427
    Impairment of Assets                                                10,000                 40,000                     --
    Impairment of Goodwill                                                  --                332,000                     --
    Common stock issued as compensation and for expenses                    --                 (4,711)                    89
    Gain on sale of subsidiary                                              --                  8,000                     --
    Forgiveness of debt                                                     --                 26,497                     --
    Bad debt expense                                                   100,000                  1,882                100,000
  CHANGES IN OPERATING ASSETS AND LIABILITITES:
    (Increase)/Decrease in Notes Receivable                                 --                     --                 10,000
    (Increase)/Decrease Prepaid Exp and Other Current Assets                --              1,016,866                     --
    Increase/(Decrease) in Accounts Payable                                 --                (13,759)               (58,426)
    Increase/(Decrease) in Accrued Expenses                                 --                310,000                     --
                                                                  ------------           ------------           ------------

       Total adjustments to net income                                 110,768              1,717,434                 53,090
                                                                  ------------           ------------           ------------

       Net cash provided by (used in) operating activities             (25,743)               796,725               (446,583)
                                                                  ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank over draft                                                           22                     --                     22
  Cash Received/(Paid) from/(to) Affiliates and/or Shareholders         25,524                332,100                643,056
  Cash Received/(Paid) on notes payable                                     --                     --               (100,000)
                                                                  ------------           ------------           ------------

       Net cash provided by (used in) financing activities              25,546                332,100                543,078
                                                                  ------------           ------------           ------------
CASH RECONCILIATION
  Cash flows from discontinued operations                                   --             (1,153,031)                    --
  Net increase (decrease) in cash and cash equivalents                    (197)             1,128,825                 96,495
  Cash and cash equivalents - beginning balance                            197                 24,451                  3,527
                                                                  ------------           ------------           ------------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                   $         --           $        245           $         --
                                                                  ============           ============           ============

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE QUARTERS ENDED FEBRUARY 28, 2011 AND 2010
-----------------------------------------------------------------------------


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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations for the years ended May 31, 2010 and 2009 and has incurred additional losses of $136,511 for the nine months ended February 28, 2011. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of DOMARK INTERNATIONAL, INC. (the"Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). . In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011. Please note the Company intends to amend the Form 10K due to SEC correspondence related to the revocation of licenses of our former auditor. As such the May 31, 2010 financial may not be relied upon.

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

NOTE 7 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARY

On November 30, 2010, the Company deemed the investment in an unconsolidated subsidiary as a loss and has impaired the $10,000 asset.

NOTE 8 - LIABILITIES

The Company is reporting a note payable of $755,359 due on demand and non-interest bearing. This note is due to our executive officer and reflects advances, assignment of claims, and expenses paid on behalf of the Company by our executive officer.

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

Note 10 - G&A EXPENSE

The Company intended to pay its predecessor auditor $6,700 for Audit fees incurred through August 31, 2010 during the six months ended November 30, 2010. However, the Company changed its intent during the current period due to SEC correspondence related to the revocation of licenses of our former auditor. The $6,700 was recorded as a reduction in general and administrative expense and resulted in a negative expense of $450 for the three months ended February 28, 2010.

NOTE 11 - SUBSEQUENT EVENTS

Effective March 3, 2011, we obtained an unsecured loan in the amount of $75,000 from a private lender. The loan proceeds are disbursed as follows: $50,000 on March 7, 2011, and $25,000 on March 21, 2011. The first disbursement was received by the Company on March 7, 2011. The maturity date of the promissory note is July 1, 2011. The promissory note provides for interest at the below-market rate of 3.00% per annum, payable together with the principal amount at the maturity date, and is personally guaranteed by our Chief Executive Officer. Upon an event of default, interest shall accrue upon the total sum outstanding, from time to time, at the rate equal to 18% per annum on a basis of a 365-day year for the actual number of days in which any indebtedness under this promissory note remains outstanding.

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

RESULTS OF OPERATIONS

Revenues for the nine months ended February 28, 2011 were $0 as compared to $0 for the nine months ended February 28, 2010. After the sale of ECFO on October 20, 2009, the Company no longer has any operating subsidiaries and is considered a development stage company as it has nominal operations and assets consisting of only cash or cash equivalents. Our future revenue plan is dependent on our ability to effectively close new viable acquisitions.

General and administrative expenses for the nine months ended February 28, 2011 decreased to $26,511 from $583,206 for the nine months ended February 28, 2010. As a result of the rescission of subsidiaries, the Company recognized a significant decrease in the amount of general and administrative expenses. The Company expects to continue to incur professional and legal fees until such time it can close new viable acquisitions.

The Company realized a net loss of $136,511, for the nine months ended February 28, 2011 compared to net loss of $920,709 for the nine months ended February 28, 2010. The Company had no activity attributed to discontinued operations in the first nine months of fiscal 2011 as compared to a net loss of $568,704 in the first nine months of 2010. The current net loss is largely attributable to the legal and professional fees associated with the contingent liability with Victory Lane Financial Elite, LLC, and the write off to bad debt of a note receivable deemed uncollectible.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash used in operating activities for the nine months ending February 28, 2011 was $25,743 compared to the net cash of $796,725 - provided by operating activities for the nine months ending February 28, 2010.

Accounts receivable was reduced to zero during the nine months ending February 28, 2011 as a result of the deconsolidation of all subsidiaries.

Our future revenues and profits, if any, will primarily depend upon our ability to close new viable acquisitions. At February 28, 2011 the Company had no capital resources and will rely upon additional capital contributions from its sole director to fund administrative expenses.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2011. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2011, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended February 28, 2011, there was not a change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no unregistered sales of equity securities during the interim period ended February 28, 2011.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended February 28, 2011.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the interim period ended February 28, 2011.

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

                                    DoMark International, Inc.
                                          Registrant


Date: April 1, 2011                   By: /s/ R. Thomas Kidd
                                          --------------------------------------
                                          R. Thomas Kidd
                                          Chief Executive Officer, Principal
                                          Executive Officer, Principal
                                          Financial Officer