Form 10-K
period 2011-05-31
Domark International Inc.
filed 2011-09-14
CIK 1365160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the Fiscal Year Ended May 31, 2011
                                       OR

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

                        254 S Ronald Reagan Blvd, Ste 134
                               Longwood, FL 32750
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                            Accelerated filer [ ]
Non-accelerated filer  [ ]                             Small Business Issuer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on November 30, 2010 was $6,142,742

As of September 9, 2011, there were 30,713,709 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 100,000 shares of Preferred Stock, $0.001 par value per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                               TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS                                                            3
ITEM 1A.  RISK FACTORS                                                        4
ITEM 1B.  UNRESOLVED STAFF COMMENTS                                           7
ITEM 2.   PROPERTIES                                                          7
ITEM 3.   LEGAL PROCEEDINGS                                                   7
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 8

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                   8
ITEM 6.   SELECTED FINANCIAL DATA                                             9
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                           9
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         11
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        11
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           26
ITEM 9A.  CONTROLS AND PROCEDURES                                            26
ITEM 9B.  OTHER INFORMATION                                                  27

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT.                                                      27
ITEM 11.  EXECUTIVE COMPENSATION                                             28
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                    28
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE                                                       29
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             29

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                         30

SIGNATURES                                                                   31

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

HISTORY AND GENERAL OVERVIEW

DOMARK INTERNATIONAL, INC. ("DoMark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. In 2008, the Company embarked on a business plan that was intended to acquire profitable businesses that would create shareholder value in diverse industries. During 2008 and 2009, the company acquired several operating businesses, as set forth in various Current Reports on Form 8-K filed with the Securities and Exchange Commission. On May 21, 2009, the Company closed an acquisition pursuant to that certain Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as Victory Lane (the "Victory Lane Business"). Shortly thereafter, a dispute arose between the Company and the principals of Victory Lane regarding the representations of the principals of Victory Lane and the Victory Lane Business and the Victory Lane Agreement. Litigation between the Company and various parties pertaining to the Victory Lane Business remains outstanding. (Refer to "Item 3, Legal Proceedings" below).

During the last half of 2009, the Company sold two of its operating subsidiaries, Javaco, Inc. and ECFO Corporation and effected rescissions of acquisition transactions on the remainder of its operating businesses. Between October 2009 and May 2011, the Company had no material ongoing operations. The business of the Company during the period from October 2009 through May 2011 was to seek out new acquisitions and to conduct the litigation with Victory Lane. On May 31, 2011, the Company formed a wholly owned subsidiary, Armada Sports & Entertainment, Inc. ("Armada"). Armada is a sports marketing and management company engaged in owning, developing, and conducting made-for-television sports and entertainment events. Armada currently owns "The Golf Championships", a series of unique competitions in the sport known as The Million Dollar Invitationals, The World Putting Tour Championships, and the Celebrity Challenges. Through Armada, the Company intends to generate revenues through the sale of advertising, sponsorships, event tickets, promotional fees, broadcasting rights and other products. The Company is also currently reviewing, researching, and evaluating other acquisitions in the sports and entertainment field as well as related industries.

ADDITIONAL INFORMATION

DoMark files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission free of charge through the Commission's Internet site at www.sec.gov.

EMPLOYEES

As of fiscal year end May 31, 2011, the Company had one employee. The Company conducts its business through independent contractors at May 31, 2011.

ITEM 1A. RISK FACTORS

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING INFORMATION ABOUT THESE RISKS, TOGETHER WITH THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE EVENTS ANTICIPATED BY THE RISKS DESCRIBED BELOW OCCUR, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED, WHICH COULD RESULT IN A DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK, CAUSING YOU TO LOSE ALL OR PART OF YOUR INVESTMENT. The risks described below are not the only risks facing the Company and there may be additional risks of which the Company is not presently aware or that the Company currently considers unlikely to significantly impact the Company.

RISKS RELATED TO OUR OPERATIONS

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS AND REQUIRE ADDITIONAL MANAGEMENT RESOURCES, AND WE STILL MAY FAIL TO COMPLY.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing a public company's financial statements must attest to and report on management's assessment of the effectiveness of its internal controls over financial reporting. These requirements are not presently applicable to us, and we do not expect the requirement to have the public accounting firm auditing our financial statements attest to and report on management's assessment of the effectiveness of its internal controls over financial reporting to be applicable to us in the foreseeable future. If and when these regulations become applicable to us, and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

WE MAY NOT HAVE ACCESS TO SUFFICIENT CAPITAL TO PURSUE OUR BUSINESS AND THEREFORE WOULD BE UNABLE TO ACHIEVE OUR PLANNED FUTURE GROWTH.

We intend to pursue a growth strategy that includes development of the Company's business through our wholly owned subsidiary Armada Sports &Entertainment, Inc. and by acquisition of other entities engaged in the sports and entertainment industry. Currently we have limited capital which is insufficient to pursue our plans for development and growth. Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing. We are currently seeking additional capital. Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us. Our failure to obtain additional capital may have a material adverse effect on our business.

OUR SIGNIFICANT FOCUS ON ACQUISITIONS IN OUR BUSINESS SUBJECTS INVESTORS TO A GREATER RISK OF LOSSES.

A significant portion of our efforts are focused on the development of its subsidiary Armada Sports & Entertainment, Inc. and its events and growth of the Company by acquisitions. Although the Company believes there are significant opportunities to grow the company and its subsidiary Armada Sports & Entertainment, Inc. (and its events) and to grow the company through other acquisitions of sports and entertainment companies, we can make no assurances that the Company will be able to execute its acquisition strategy. If the Company is unable to execute its business and acquisition strategy, the value of our common stock may decrease significantly.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAINS EXPLANATORY LANGUAGE THAT SUBSTANTIAL DOUBT EXISTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common stock.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stock may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market for our common stock may be highly volatile and may fluctuate substantially because of:

     * Actual or anticipated fluctuations in our future business and operating results;
     *    Changes in or failure to meet market expectations; and
     *    Fluctuations in stock market price and volume.

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

WE DO NOT INTEND TO PAY DIVIDENDS.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. While there are various reasons for not doing so, one reason we do not anticipate paying a divided is that we may not have sufficient funds to do so under the laws governing the Company. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. If we do pay dividends, the declaration, payment and amount of such dividends will be made at the sole discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, we cannot ascertain the amount of any such dividend.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS, WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that the price for our common stock will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our stock price is attributable to a number of factors. First, as noted above, shares of our common stock are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares both positively and negatively. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its stock price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Shareholders should be aware that the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON STOCK PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES, WHICH IN TURN MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our stock price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

FORWARD-LOOKING STATEMENTS

This Annual Report contains information that may constitute "forward-looking statements" within the meaning of the federal securities laws. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future - including statements relating to our growth strategies, anticipated trends in our industry, our ability to obtain and retain sufficient capital for future operations and our anticipated needs for working capital - are forward-looking statements. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in "Management's Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATION," "RISK FACTORS," "Business," and elsewhere in this Annual Report and our future reports filed with the Securities and Exchange Commission.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

The Company maintains its corporate executive office in Longwood, Florida. ECFO, a former subsidiary of the Company, has been providing the office space at no charge to the Company as a courtesy to the Company. The Company does not maintain, own or lease any other property.

ITEM 3. LEGAL PROCEEDINGS

On May 21, 2009, the Company entered into that certain Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as Victory Lane (the "Victory Lane Business") pursuant to which the Company intended to purchase the Victory Lane Business. Shortly thereafter, a dispute arose between the Company and Victory Lane regarding alleged mis-representations made by Victory Lane in connection with the Victory Lane Agreement.

In August, 2009, Victory Lane Financial Elite, LLC, Legacy Development, LLC and Patrick Costello filed suit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009-V-381-JW) against the Company, R. Thomas Kidd and various officers and directors of the Company, alleging that the Company was in breach of the Victory Lane Agreement and that the Company and certain of the individual defendants had committed various torts against the plaintiffs and that certain of the individual defendants had violated various fiduciary and other duties owed to the plaintiffs in connection with the Victory Lane Agreement and the handling of the Victory Lane Business (the "VLFE Case"). The plaintiffs sought a declaratory judgment to the effect that the Victory Lane Agreement had not been executed, as well as money damages from the Company and the individual defendants. The Company and Mr. Kidd, have answered the Complaint, denying any liability for the plaintiff's claims and have asserted various counterclaims including fraud and other torts. In July 2010 the court dismissed all of the individual defendants, other than R. Thomas Kidd, in response to a motion to dismiss for lack of jurisdiction. The case has since been stayed.

 In December, 2009, AHIFO-21, LLC filed a lawsuit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009-V-672-JS) against Victory Lane, LLC, Patrick J. Costello and Stephen Brown (the "Victory Lane Defendants") alleging that the Victory Lane Defendants owe the plaintiff more than $7,740,000 in respect of one or more loans made by the plaintiff to certain Victory Lane Defendants in connection with the Victory Lane Business (the "AHIFO Case"). In February, 2010, the Victory Lane Defendants filed a Third Party Complaint against the Company and R. Thomas Kidd, claiming that the Company and Mr. Kidd should be liable for any amounts the Victor Lane Defendants are required to pay to the plaintiff in this case. The Company and Mr. Kidd, have answered the Complaint, denying any liability for the plaintiff's claims and Mr. Kidd has asserted various counterclaims including fraud and other torts. The Company and Mr. Kidd filed a motion to dismiss the Third Party Complaint, but the entire case was subsequently stayed.

Because each of the VLFE Case and the AHIFO Case have been stayed and because discovery in those cases is not complete, the Company has not reached a determination that any loss is other than remote and that the amount of any damages, if any were determined adverse to the Company, would be reasonably estimatible. The Company believes that it has meritorious claims against the opposing parties with respect to the Victory Lane Agreement and that the claims asserted against it are not meritorious. The Company intends to defend itself vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fiscal year ended May 31, 2011.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol "DOMK.OB".

As of September 9, 2011, there were 30,713,709 shares of our common stock outstanding and there were approximately 89 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL YEAR ENDED MAY 31, 2011

                                                      High         Low
                                                     ------       ------
First Quarter (June - August, 2010)                  $ 0.23       $ 0.07
Second Quarter (September - November 2010)           $ 0.30       $ 0.13
Third Quarter (December - February 2011)             $ 0.20       $ 0.15
Fourth Quarter (March - May 2011)                    $ 0.15       $ 0.15

On September 9, 2011, the closing bid price of our common stock was $1.50.

DIVIDENDS

The Company has never paid dividends on any shares of its common stock, nor does the Company anticipate paying dividends at any time in the foreseeable future. Any profits received by the Company will be reinvested in its business.

RECENT SALES OF UNREGISTERED SECURITIES

                               Stock Issued                        Stock Issued
                                 for Cash        Cash Recieved     for Assests
                                 --------        -------------     -----------
Year Ended May 31, 2010             --              $   --             --

Year Ended May 31, 2011             --              $   --             --

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the current plans of our management. This report includes forward-looking statements. Generally, the words "believes", "anticipates", "may", "will", "should", "expect", "intend", "estimate", "continue", and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

RECENT DEVELOPMENTS

Effective May 31, 2011, the Company formed a wholly owned subsidiary, Armada Sports & Entertainment, Inc. ("Armada Sports"). Armada Sports is a sports marketing and management company engaged in owning, developing and conducting made for television sports and entertainment events. Armada Sports currently owns THE GOLF CHAMPIONSHIPS, a series of unique competitions in the sport, known as The Million Dollar Invitationals, The World Putting Tour Championships, and the Celebrity Challenges. More Information is available at www.TheGolfChampionships.com.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2011 COMPARED TO FISCAL YEAR ENDED MAY 31, 2010

The Company had no revenues for the fiscal year ended May 31, 2011 or for the fiscal year ended May 31, 2010. During fiscal 2011, we have been forming relationships and aggressively developing our sports marketing and management business. We continue to focus on new acquisitions to increase our revenues and cash flow.

General and administrative expenses for fiscal 2011 decreased to $35,159 as compared to $1,904,430 in fiscal 2010. The decrease reflects a decrease in legal and administrative expenses and stock compensation. There was no interest expense for the twelve months ending May 31, 2011. The Company's operations during fiscal 2011 were funded through loans from shareholders. This loan is an interest free, demand note payable. During March 2011, the Company also received a short term loan from Infinite Funding, Inc. in the amount of $75,000 from a private lender as evidenced by a promissory note. Interest accrues on the amount borrowed at 3% per annum.

The operating loss for fiscal 2011 decreased to $135,159 as compared to $2,243,935 in fiscal 2010. Our loss from discontinued operations for the period ending May 31, 2011 was $0.00 as compared to $568,722 for the period ending May 31, 2010.

No tax benefit was recorded for fiscal 2011 or fiscal 2010 as required by ASC Standard 740-25, Accounting for Income Taxes. The Company has provided for a 100% allowance of its deferred tax assets, as it is uncertain that there will be sufficient net profits in the future to fully realize the tax benefit of its net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities, sales of our common stock, and loans from shareholders. Currently the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 in fiscal years 2011 and 2010 from the sale of our common stock. The Company will continue to require financing from loans and notes payable until such time our business has generated income sufficient to carry our operating costs.

Cash provided (used) by operating activities for the fiscal year 2011 was ($33,444) compared to $449,853 for the fiscal year 2010. Depreciation expense for fiscal year 2011 was $1,715 as compared to $659 for fiscal 2010.

Cash (used in) provided in investing activities was ($3,500) for the fiscal year 2011, compared to $0.00 for the fiscal year 2010.

Cash provided (used in) by financing activities was $41,334 for fiscal year 2011 as compared to 678,924 for fiscal 2010. Financing activities consisted of cash received from shareholders and notes payable.

OTHER CONSIDERATIONS

There are numerous factors that affect the Company's business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for services, the level and intensity of competition in the sports marketing and media content industry, the ability to develop new services or events based on new or evolving needs for sports marketing services and the market's acceptance of those new services, our ability to timely and effectively manage our events and acquisitions, and our ability to continue to improve our infrastructure, including personnel and systems, to keep pace with our anticipated rapid growth in the development of our sports business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:                               12

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet at May 31, 2011 and 2010                        13

  Consolidated Statements of Operations for the years ended
   May 31, 2011 and 2010                                                     15

  Consolidated Statements of Stockholders' Deficit for the years
   ended May 31, 2011 and 2010                                               16

  Consolidated Statements of Cash Flows for the years ended
   May 31, 2011 and 2010                                                     17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   18

                [LETTERHEAD OF DE JOYA GRIFFITH & COMPANY, LLC]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Domark International, Inc.

We have audited the accompanying balance sheet of Domark International Inc. (A Development Stage Company) (the "Company") as of May 31, 2011 and the related statements of operations, stockholders' deficit and cash flows for the year ended May 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit, nor were we engaged to perform an audit of the financial statements of Domark International Inc. for the year ended May 31, 2010 and from October 21, 2009 through May 31, 2010. Accordingly, those statements are unaudited and we express no such opinion, in so far as it relates to the amounts included in the year ended May 31, 2010 and from October 21, 2009 through May 31, 2010 financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domark International Inc. (A Development Stage Company) as of May 31, 2011 and the related statements of operations, stockholders' deficit and cash flows for the year ended May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
------------------------------------------
Henderson, Nevada
September 13, 2011

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                     As of May 31,     As of May 31,
                                                         2011              2010
                                                       --------          --------
                                                       (Audited)        (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                 $  4,587          $    197
  Loans and notes receivable                                 --           100,000
                                                       --------          --------
      Total current assets                                4,587           100,197
                                                       --------          --------
FIXED ASSETS
  Property & equipment, net                                 399             1,531
                                                       --------          --------
      Total fixed assets                                    399             1,531
                                                       --------          --------
OTHER ASSETS
  Website development costs                               6,417                --
  Investment in unconsolidated subsidiary                    --            10,000
                                                       --------          --------
      Total other assets                                  6,417            10,000
                                                       --------          --------

      TOTAL ASSETS                                     $ 11,403          $111,728
                                                       ========          ========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                   As of May 31,          As of May 31,
                                                                       2011                   2010
                                                                   ------------           ------------
                                                                    (Audited)              (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $     44,987           $     61,168
  Note payable                                                           75,000                     --
  Due to affiliate and shareholder                                      696,171                729,837
                                                                   ------------           ------------
      Total current liabilities                                         816,158                791,005
                                                                   ------------           ------------

      TOTAL LIABILITIES                                                 816,158                791,005
                                                                   ------------           ------------
STOCKHOLDERS' DEFICIT
  Convertible preferred stock series A, $0.001 par value,
   authorized: 2,000,000
   issued: 100,000 and none, respectively                                   100                    100
  Common stock, $0.001 par value,
   authorized: 200,000,000
   issued: 30,713,709 and 30,713,709, respectively                       30,714                 30,714
  Additional paid in capital                                         16,453,918             16,453,918
  Accumulated deficit                                               (16,850,829)           (16,850,829)
  Accumulated deficit during development stage                         (438,656)              (313,179)
                                                                   ------------           ------------
      Total stockholders' deficiency                                   (804,755)              (679,277)
                                                                   ------------           ------------

      TOTAL LIABILITIES AND EQUITY                                 $     11,403           $    111,728
                                                                   ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STATE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                          From
                                                                                                    October 21, 2009
                                                                  For the             For the      (Development stage)
                                                                 year ended         year ended             to
                                                                May 31, 2011       May 31, 2010       May 31, 2011
                                                                ------------       ------------       ------------
                                                                  (Audited)         (Unaudited)        (Unaudited)
GENERAL AND ADMINISTRATIVE EXPENSES                             $     35,159       $  1,904,430       $    348,223

BAD DEBT EXPENSE                                                     100,000              1,882            100,000

IMPAIRMENT OF GOODWILL                                                    --            332,000             10,000
                                                                ------------       ------------       ------------
OPERATING INCOME/(LOSS)                                             (135,159)        (2,223,312)          (458,223)

GAIN ON SALE OF SUBSIDIARY                                                --              8,000                 --

OTHER INCOME                                                          19,681             26,377             29,567

IMPAIRMENT OF ASSET                                                  (10,000)           (40,000)           (10,000)
                                                                ------------       ------------       ------------
NET LOSS FROM OPERATIONS                                        $   (125,478)      $ (2,238,312)      $   (438,656)
                                                                ============       ============       ============
INCOME (LOSS) FROM DISCONTINUED OPERATONS                                 --           (568,722)                --

NET LOSS                                                        $   (125,478)      $ (2,812,657)      $   (438,656)
                                                                ============       ============       ============

Loss per share on continuing operations, basic and diluted      $      (0.00)      $      (0.07)

Loss per share on discontinued operations, basic and diluted    $      (0.00)      $      (0.02)

Net loss per share, basic and diluted                           $      (0.00)      $      (0.09)

Weighted average common shares outstanding                        30,713,709         30,713,709


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                               As of May 31, 2011

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                 Additional      During the          Total
                                 Preferred Stock          Common Stock            Paid-in       Development       Stockholders'
                                Amount    Shares      Shares        Amount        Capital          Stage            Deficit
                                ------    ------      ------        ------        -------          -----            -------
Balance, May 31, 2009               --   $    --    151,070,387    $151,169    $ 36,226,508     $(14,351,352)    $(22,026,326)

Common Stock issued for
consulting on June 1, 2009
at $2.00 per share                  --        --          3,000           3           5,997               --            6,000

Common Stock issued for
consulting on June 1, 2009
at $2.00 per share                  --        --         50,000          50          99,950               --          100,000

Common Stock issued for
consulting on June 1, 2009
at $2.00 per share                  --        --         25,000          25          49,975               --           50,000

Common Stock issued for
consulting on June 1, 2009
at $2.00 per share                  --        --        212,500         213         424,787               --          425,000

Common Stock issued for
consulting on June 2, 2009
at $1.90 per share                  --        --          2,500           3           4,997               --            5,000

Common Stock issued for
consulting on June 3, 2009
at $1.90 per share                  --        --          5,000           5           9,495               --            9,500

Common Stock issued for
consulting on June 4, 2009
at $1.90 per share                  --        --         15,750          16          29,909               --           29,925

Common Stock issued for
consulting on June 6, 2009
at $1.90 per share                  --        --        125,000         125         218,625               --          218,750

Common Stock returned to
treasury as a result of
rescinded consulting
agreement on August 7, 2009         --        --        (50,000)        (50)       (204,950)              --         (205,000)

Common Stock returned to
treasury for debt settlement
at $0.04 per share                  --        --   (111,438,394)    111,438)     (3,398,562)              --       (3,510,000)

Common Stock returned to
treasury and cancelled as
a result of rescissions             --        --     (9,307,034)     (9,307)    (17,012,813)              --      (17,022,120)

Net Loss from discontinued
operations                          --        --             --          --              --         (568,722)        (568,722)
Net Income (loss)                   --        --             --          --              --       (2,243,935)      (2,243,935)
                               -------   -------   ------------    --------    ------------     ------------     ------------
Balance, May 31, 2010               --        --     30,713,709      30,814      16,453,918      (17,164,009)        (679,277)

Net Income (loss)                   --        --             --          --              --         (125,478)        (125,478)
                               -------   -------   ------------    --------    ------------     ------------     ------------
Balance, May 31, 2011               --   $    --     30,713,709    $ 30,814    $ 16,453,918     $(17,289,487)    $   (804,755)
                               =======   =======   ============    ========    ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               For the twelve months ending May 31, 2011 and 2010

                                                                                                             From
                                                                                                       October 21, 2009
                                                                     For the             For the      (Development stage)
                                                                    year ended         year ended             to
                                                                   May 31, 2011       May 31, 2010       May 31, 2011
                                                                   ------------       ------------       ------------
                                                                     (Audited)         (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  (125,478)       $(2,243,935)        $  (438,656)
                                                                   -----------        -----------         -----------
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and Amortization                                       1,715                659               2,374
     Impairment of Assets                                              110,000             40,000              10,000
     Impairment of Goodwill                                                 --            332,000                  --
     Common stock issued as compensation and for expenses                   --            957,344                  89
     Gain on sale of subsidiary                                             --             (8,000)                 --
     Bad debt expense                                                  100,000              1,882                  --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (Increase)/Decrease Prepaid Exp and Other Current Assets                  --          1,519,363                  --
  Increase/(Decrease) in Accounts Payable                              (19,681)              (540)            (78,130)
  Increase/(Decrease) in Accrued Expenses                                   --           (150,000)                 --
                                                                   -----------        -----------         -----------
      Total adjustments to net income                                   92,034          2,693,788             (65,667)
                                                                   -----------        -----------         -----------

      Net cash provided by (used in) operating activities              (33,444)           449,853            (504,324)
                                                                   -----------        -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Paid for Web Development                                         (3,500)                --              (3,500)
                                                                   -----------        -----------         -----------
      Net cash flows provided by (used in) investing activities         (3,500)                --              (3,500)
                                                                   -----------        -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Received/(Paid) from/(to) Affiliates and/or Shareholders        (33,666)           678,924             534,353
  Cash Received/(Paid) on notes payable                                 75,000                 --              75,000
  Cash Received/(Paid) on notes payable                                     --                 --            (100,469)
                                                                   -----------        -----------         -----------
      Net cash provided by (used in) financing activities               41,334            678,924             508,884
                                                                   -----------        -----------         -----------
CASH RECONCILIATION
  Net increase (decrease) in cash and cash equivalents                   4,390          1,128,777                  --
  Net cash flows from discontinued operations                               --         (1,144,379)              1,060
  Cash and cash equivalents - beginning balance                            197             15,799               3,527
                                                                   -----------        -----------         -----------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                    $     4,587        $       197         $     4,587
                                                                   ===========        ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED MAY 31, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. ("DoMark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. In 2008, the Company embarked on a business plan that was intended to acquire profitable businesses that would create shareholder value in diverse industries. During 2008 and 2009, the Company acquired several operating businesses, as set forth in various Current Reports on Form 8-K filed with the Securities and Exchange Commission. On May 21, 2009, the Company closed an acquisition pursuant to that certain Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as "Victory Lane" (the "Victory Lane Business"). Shortly thereafter a dispute arose between the Company and the principals of Victory Lane regarding the representations of the principals of Victory Lane and the Victory Lane Business and the Victory Lane Agreement. Litigation between the Company and various parties pertaining to the Victory Lane Business remains outstanding. (Refer to Note 10 - Commitments and Contingencies below).

During the last half of 2009, the Company sold two operating subsidiaries, Javaco, Inc. and ECFO Corporation and effected rescissions of acquisition transactions on the remainder of its operating businesses. Between October 2009 and May 2011 the Company had no material ongoing operations. The business of the Company during the period from October 2009 through May 2011 was to seek out new acquisitions and to conduct the litigation with Victory Lane. On May 31, 2011, the Company formed a wholly owned subsidiary, Armada Sports & Entertainment, Inc. ("Armada Sports"). Armada Sports is a sports marketing and management company engaged in owning, developing, and conducting made-for-television sports and entertainment events. Armada Sports currently owns "The Golf Championships", a series of unique competitions in the sport known as The Million Dollar Invitationals, The World Putting Tour Championships, and the Celebrity Challenges. Through Armada Sports, the Company intends to generate revenues through the sale of advertising, sponsorships, event tickets, promotional fees, broadcasting rights and other products. The Company is also currently reviewing, researching, and evaluating other acquisitions in the sports and entertainment field as well as related industries.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations of $135,159 and $2,238,312 for the years ended May 31, 2011 and 2010, respectively. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. In this regard, management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 - BASIS OF PRESENTATION

The audited financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

The Company's financial statements for the year ending May 31, 2010 were audited by Larry O'Donnell, C.P.A., P.C. (the "O'Donnell Firm"). Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ending May 31, 2010 (the "2010 Financial Statement"), the O'Donnell Firm resigned from its role as the Company's outside auditor. The Company was subsequently informed that the O'Donnell Firm's license was revoked by the Public Company Accounting Oversight Board ("PCAOB"). Subsequent to that event, the Company was requested by the SEC to have a new audit of the 2010 Financial Statement conducted by the Company's new auditors. The Company was unable to complete a new audit of the 2010 Financial Statement, however, because the Company's sale of its Javaco business in 2009 included the sale of key accounting work papers that would have been required to perform the audit. Although the Company undertook significant efforts to try to obtain the missing accounting work papers from Javaco, the Company was ultimately unable to obtain them. As a result, the Company sought and obtained the approval of the SEC to include its 2010 Financial Statement in this Annual Report on Form 10-K subject to the Company's disclosure that the 2010 Financial Statement should be considered to be unaudited.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTNG PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in ASC Standard 915-10-05 and has recognized no revenue and devotes substantially all of its efforts on establishing its sports business. Its planned principal operations in developing its sports business have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying financial statements include the active entity of DoMark International, Inc. and its wholly owned subsidiary, Armada Sports & Entertainment, Inc. The Company has relied upon the guidance provided by Statements of Financial Accounting Standards, ASC 810-10-15-3.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

The primary management estimates included in these financial statements are the impairment reserves applied to various long-lived assets, allowance for doubtful accounts for gateway access fees and licensing fees, and the fair value of its stock tendered in various non-monetary transactions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At May 31, 2011 and 2010, cash and cash equivalents included cash on hand and cash in the bank.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 31, 2011.

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

                                                Depreciation/
            Asset Category                   Amortization Period
            --------------                   -------------------
            Computer Equipment                     3 Years
            Office equipment                       5 Years
            Vehicle                                5 Years
            Leasehold Improvements                15 Years

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for Goodwill and other intangible assets as defined by ASC Standard 350, GOODWILL AND OTHER INTANGIBLE ASSETS. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill and other intangible assets for impairment, in accordance with the provisions of ASC Standard 350-20-35. A reduction of the value of goodwill is expensed as an impairment loss.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC Standard 360-10-40, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is indebted to R. Thomas Kidd, the Company's Chief Executive Officer and sole Director, and his wife, in the amount of $696,171, which amount does not bear interest but is due on demand. This amount reflects advances made to the Company by Mr. Kidd and his wife.

NOTE 6 - NOTES RECEIVABLE

On November 30, 2010, the Company deemed a $100,000 note receivable as uncollectable and has written it off to bad debt.

NOTE 7 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARY

On November 30, 2010, the Company deemed the investment in an unconsolidated subsidiary as a loss and has impaired the $10,000 asset.

NOTE 8 - NOTE PAYABLE

Effective March 3, 2011, we obtained an unsecured loan in the amount of $75,000 from Infinite Funding, Inc. ("IFI") as evidenced by a Promissory Note from the Company to Infinite Funding, Inc. dated March 3, 2011 (the "IFI Note"). The loan proceeds were disbursed as follows: $50,000 on March 7, 2011, and $25,000 on March 21, 2011. The maturity date of the promissory note was July 1, 2011. On June 9, 2011, the Company entered into an Amendment to Promissory Note with IFI that amended the IFI Note to (a) increase the amount of the line to $150,000,
(b) extend the maturity date to October 15, 2011, and (c) provide for the Company to pay an amendment fee of $10,000.

The IFI Note provides for interest at the rate of 3.00% per annum, payable together with the principal amount at the maturity date, and is personally guaranteed by our Chief Executive Officer. Upon an event of default, interest shall accrue upon the total sum outstanding, from time to time, at the rate equal to 18% per annum on a basis of a 365-day year for the actual number of days in which any indebtedness under this promissory note remains outstanding.

NOTE 9 - INCOME TAXES

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $1,624,062 from inception through May 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2010 are as follows:

                 Deferred tax assets:
                   Federal                         $ 1,624,062
                   State                                     0
                                                   -----------
                 Total Deferred Tax Asset            1,624,062
                 Less valuation allowance           (1,624,062)
                                                   -----------
                                                   $         0
                                                   ===========

The Company has provided a 100% valuation allowance on the deferred tax assets at May 31, 2011 to reduce such tax asset to $0 as there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On May 21, 2009, the Company entered into that certain Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as Victory Lane (the "Victory Lane Business") pursuant to which the Company intended to purchase the Victory Lane Business. Shortly thereafter, a dispute arose between the Company and Victory Lane regarding alleged mis-representations made by Victory Lane in connection with the Victory Lane Agreement.

In August, 2009, Victory Lane Financial Elite, LLC, Legacy Development, LLC and Patrick Costello filed suit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009-V-381-JW) against the Company, R. Thomas Kidd and various officers and directors of the Company, alleging that the Company was in breach of the Victory Lane Agreement and that the Company and certain of the individual defendants had committed various torts against the plaintiffs and that certain of the individual defendants had violated various fiduciary and other duties owed to the plaintiffs in connection with the Victory Lane Agreement and the handling of the Victory Lane Business (the "VLFE Case"). The plaintiffs sought a declaratory judgment to the effect that the Victory Lane Agreement had not been executed, as well as money damages from the Company and the individual defendants. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and have asserted various counterclaims including fraud and other torts. In July 2010 the court dismissed all of the individual defendants, other than R. Thomas Kidd, in response to a motion to dismiss for lack of jurisdiction. The case has since been stayed.

In December, 2009, AHIFO-21, LLC filed a lawsuit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009-V-672-JS) against Victory Lane, LLC, Patrick J. Costello and Stephen Brown (the "Victory Lane Defendants") alleging that the Victory Lane Defendants owe the plaintiff more than $7,740,000 in respect of one or more loans made by the plaintiff to certain of the Victory Lane Defendants in connection with the Victory Lane Business (the "AHIFO Case"). In February, 2010, the Victory Lane Defendants filed a Third Party Complaint against the Company and R. Thomas Kidd, claiming that the Company and Mr. Kidd should be liable for any amounts the Victor Lane Defendants are required to pay to the plaintiff in this case. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and have asserted various counterclaims including fraud and other torts. The Company and Mr. Kidd filed a motion to dismiss the Third Party Complaint, but the entire case was subsequently stayed.

Because each of the VLFE Case and the AHIFO Case have been stayed and because discovery in those cases is not complete, the Company has not reached a determination that any loss is other than remote and that the amount of any damages, if any were determined adverse to the Company, would be reasonably estimatable. The Company believes that it has meritorious claims against the opposing parties with respect to the Victory Lane Agreement and that the claims asserted against it are not meritorious. The Company intends to defend itself vigorously.

NOTE 11 - STOCKHOLDER'S EQUITY

                                 Stock Issued                      Stock Issued
                                   for Cash      Cash Recieved     for Assests
                                   --------      -------------     -----------
Twelve months ended May 31, 2011       --               --               --
                                   ======           ======           ======

On June 1, 2009, the Company issued 3,000 shares of common stock to a consultant for a value of $6,000, or $2.00 per share.

On June 1, 2009, the Company issued 50,000 shares of common stock to a consultant for a value of $100,000, or $2.00 per share.

On June 1, 2009, the Company issued 25,000 shares of common stock to a consultant for a value of $50,000, or $2.00 per share.

On June 1, 2009, the Company issued 212,500 shares of common stock to a consultant for a value of $425,000, or $2.00 per share.

On June 2, 2009, the Company issued 2,500 shares of common stock to a consultant for a value of $5,000, or $2.00 per share.

On June 3, 2009, the Company issued 5,000 shares of common stock to a consultant for a value of $9,500, or $1.90 per share.

On June 4, 2009, the Company issued 15,750 shares of common stock to a consultant for a value of $29,925, or $1.90 per share.

On June 6, 2009, 50,000 shares of common stock were returned to treasury by a consultant for a value of $205,000, or $1.75 per share.

On August 7, 2009, the Company issued 125,000 shares of common stock to a consultant for a value of $218,750, or $1.75 per share.

During October and November 2009, 111,438,394 shares of common stock were returned to treasury for a value of $3,510,000, or $0.04 per share.

During October and November 2009, 9,307,034 shares of common stock were returned to treasury as a result of rescissions for a value of $17,022,120, or an average of $1.83 per share.

NOTE 12 - OTHER INCOME AND EXPENSE

At May 31, 2011, the Company has taken two accrued vendor balances no longer owed and written $19,681 down to Other Income.

NOTE 13 - SUBSEQUENT EVENTS

On June 1, 2011, Amy Pennock of Pennock Consulting Group, Inc. was engaged to provide fraud and internal auditing services for the Company.

On June 3, 2011, Domark International, Inc. (the "Company") executed an Agreement for the Exchange of Common Stock with Silk For Less, Inc., a Florida corporation (Silk) providing for the issuance of convertible preferred stock of the Company in exchange for all of the outstanding shares of Silk. The closing of the transaction is subject to and wholly conditioned upon the delivery of documents by both parties, including but not limited to the completion and delivery of an audit of the books and records of Silk by a PCAOB member firm acceptable to the Company.

On June 9, 2011, Domark International, Inc. amended its existing credit facility of $75,000 with a private lender as follows: a. The existing amount of the line was increased to $150,000, with a new maturity date of October 15, 2011. b. The Company agreed to pay an amendment fee of $10,000. c. All other terms of the line remained the same.

On June 10, 2011, the Company entered into a media agreement with TVA Media Group, Inc. to provide a national television, radio, social media, and print media campaign for the benefit of the Company and Armada Sports & Entertainment, Inc., a wholly owned subsidiary of the Company.

On June 13, 2011, Armada Sports & Entertainment, Inc. a wholly owned subsidiary of the Company, launched its web site at www.TheGolfChampionships.com.

On June 20, 2011, the Company engaged William Seery as Chief Financial Officer with an effective start date of September 1, 2011.

On June 30, 2011, Armada Sports & Entertainment, Inc., a wholly owned subsidiary of the Company, entered into an Escrow Agreement with Lanigan and Lanigan, PL, Attorneys at Law.

On June 28, 2011, the Company engaged Peter Bonell as Chief Operating Officer with an effective start date of July 15, 2011. On July 15, 2011, the Company terminated its engagement of Peter Bonell.

On July 22, 2011, the Company engaged Jordan Silverstein as Vice President, Public Sponsor Group & Investor Relations with an effective start date of August 1, 2011.

On July 25, 2011, Armada Sports & Entertainment, Inc., a wholly owned subsidiary of Domark International, Inc. announced that it had engaged GoConvergence to provide its world class television production services in connection with its US and Caribbean made for television Golf Championships, the Million Dollar Invitationals, and World Putting Tour Championships.

On July 26, 2011, the Company engaged Anthony Gebbia as Chief Operating Officer with an effective start date of August 8, 2011.

On Jul 29, 2011, DoMark International, Inc., the parent of Armada Sports & Entertainment, Inc., announced that it had launched its new corporate website at www.domarkintl.com.

On August 3, 2011, Armada Sports & Entertainment, Inc., a wholly owned subsidiary of Domark International, Inc. announced that Joseph Mediate, former tournament director of the LPGA's Shop Rite Classic, had joined Armada Sports as Director of Tournament Operations for The Golf Championships.

On August 15, 2011, Armada Sports, a wholly owned subsidiary of Domark International, Inc. announced the 2012 schedule of the Million Dollar Invitationals and the World Putting Tour Championships, which are tournament series under the brand, The Golf Championships.

On August 15, 2011, Armada Sports & Entertainment, Inc., a wholly owned subsidiary of Domark International, Inc. announced that VPAR Golf had granted Armada Sports an exclusive license on its VPAR Scoring system for Florida business development and for use at its events The Golf Championships, wherever they may occur in the world, excluding the United Kingdom.

On August 21, 2011, Domark International, Inc. (the "Company") entered into an Asset Purchase Agreement to acquire all of the assets of USPT, LLC., which owns and operates The US Putting Tour Championship. www.usputtingtour.com.

On Aug 24, 2011, Armada Sports & Entertainment, Inc., a wholly owned subsidiary of DoMark International, Inc., announced that it had reached an agreement with Peter Jacobsen Sports to provide event management services for it's three (3) US and Caribbean Million Dollar Invitationals and World Putting Tour Championships commencing in 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's financial statements for the year ending May 31, 2010 were audited by Larry O'Donnell, C.P.A., P.C. (the "O'Donnell Firm"). Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ending May 31, 2010 (the "2010 Financial Statement"), the O'Donnell Firm resigned from its role as the Company's outside auditor. The Company was subsequently informed that the O'Donnell Firm's license was revoked by the Public Company Accounting Oversight Board ("PCAOB"). Subsequent to that event, the Company was requested by the SEC to have a new audit of the 2010 Financial Statement conducted by the Company's new auditors. The Company was unable to complete a new audit of the 2010 Financial Statement, however, because the Company's sale of its Javaco business in 2009 included the sale of key accounting work papers that would have been required to perform the audit. Although the Company undertook significant efforts to try to obtain the missing accounting work papers from Javaco, the Company was ultimately unable to obtain them. As a result, the Company sought and obtained the approval of the SEC to include its 2010 Financial Statement in this Annual Report on Form 10-K subject to the Company's disclosure that the 2010 Financial Statement should be considered to be unaudited.

On October 29, 2010, De Joya Griffith & Company, LLC ("Griffith") was appointed as the independent auditors for DoMark International, Inc. (the
"Company")commencing with the year ending May 31, 2011. The decision to appoint De Joya Griffith & Company, LLC was approved by the Board of Directors on October 29, 2010.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, May 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2011.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2011.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As of May 31, 2011, R. Thomas Kidd, age 64, is our Chairman, President, Chief Executive Officer and Chief Financial Officer. Mr. Kidd is the sole member of our Board of Directors and has been the sole member of the Board of Directors since April 13, 2010. Mr. Kidd has served as Chief Executive Officer and Chief Financial Officer for the periods from May 2008 until August 2009 and from April 2010 through the current date.

Mr. Kidd will hold office as the Company's Chief Executive Officer and Chief Financial Officer until additional members or officers are duly elected and qualified.

R. Thomas Kidd has served as the President and Chief Executive Officer of SportsQuest, Inc., a Delaware corporation that was involved in creating, developing, and managing high end sports events and related operating entities. From January 2007 until August 2007, Mr. Kidd was the Chief Executive Officer of Lextra Management Group, Inc., whose assets were acquired by SportsQuest, Inc. Prior thereto, from July 2005 through November 2006, he served as the Chief Executive Officer and Director of Greens Worldwide Incorporated, a publicly held company, and its subsidiary U.S. Golf Tour, primarily involved in the development of a new golf organization and sports enterprise. Mr. Kidd currently serves as the managing member of Armada Capital, LLC. For approximately the past 30 years, Mr. Kidd has been engaged in various capacities in developing sports organizations including, among others, two national professional golf tours and one senior golf tour and has completed mergers and acquisitions of various business operations in the technology, business services, and communications industries.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act and rules and regulations of the SEC thereunder require our directors, officers and persons who beneficially own more than 10% of our common stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our common stock and subsequent reports of changes in such ownership with the SEC. Our sole director and sole officer and persons owning more than 10% of our common stock are required by SEC rules and regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the Forms 3, 4 and 5 that were furnished to the Company, the Company is not aware of any filings on Forms 3, 4 or Form 5 required by Section 16(a) of the Exchange Act that have not been timely filed and the Company has instituted procedures to ensure compliance in the future.

CORPORATE GOVERNANCE

The Company has adopted a Financial Code of Ethics, an Audit Committee Charter, a Compensation Committee Charter, and a Policy on Suspected Misconduct, Dishonesty and Fraud.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

The sole director of the Company is not independent from the Company. Further, an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions considered or consummated by the Company, management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically reevaluate this situation.

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

COMMITTEES

The Company has an audit and a compensation committee, each of which is comprised of the Company's sole director.

The Company's audit committee has determined that its sole member is not an "audit committee financial expert" within the meaning of federal securities regulations.

ITEM 11. EXECUTIVE COMPENSATION

Mr. Kidd has not received any compensation for his role as an officer or a director the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of September 9, 2011 by (i) each person who is known by the Company to own beneficially more than 5% of the any class of the Company's voting securities, (ii) each director of the Company,
(iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 36,460,835 shares outstanding as of May 31, 2011. . We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person: 254 S Ronald Reagan Blvd, Ste 134, Longwood, FL, 32750.

                                     Amount and nature of beneficial ownership
                                  ----------------------------------------------
     Name and Address             Common Stock    Preferred Stock     Percentage
     ----------------             ------------    ---------------     ----------
R. Thomas Kidd & Joan Kidd,
as Tenants by the Entireties(1)    10,268,000        100,000           80.81%(2)

----------
(1) The address for R. Thomas Kidd and Joan Kidd is 432 Valley Stream Drive, Geneva Florida 32765.
(2) Percentage beneficial ownership as if preferred stock has been converted into shares of common stock at a ratio of 1,000 shares of common stock for every 1 share of preferred stock.

CHANGES IN CONTROL

There were no changes in control of the Company during fiscal year 2011, nor are there currently any arrangements, the operation of which may subsequently result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

On December 29, 2008, the Company issued 200,000 shares of its common stock to a Director as compensation for a value of $400,000. Subsequently, the Director has returned 170,940 shares to the Company and the shares were cancelled.

On May 15, 2009, the Chief Executive Officer at the time, converted to common 100,000 shares of the Company's preferred stock, convertible at a rate of 1000:1.

During October and November 2009, 111,438,394 shares of common stock were returned to treasury and cancelled.

From time to time, the Company's officers have provided loans to the Company. At May 31, 2011, the Company is indebted to R. Thomas Kidd and Joan L. Kidd, the Company's Chief Executive Officer and sole Director, and his wife in the amount of $696,171, which amount does not bear interest but is due on demand. This amount reflects advances made to the Company by Mr. Kidd and his wife.

The sole director of the Company is not independent from the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by Larry O'Donnell CPA, P.C. for professional services rendered for the audit of the Company's annual financial statements for fiscal years ended May 31, 2011 and 2010 approximated $0 and $10,000, respectively. The aggregate fees billed by DeJoya Griffith & Company, LLC for professional services rendered for the audit of the Company's annual financial statements for fiscal year ending May 31, 2011 was $7,500.

AUDIT-RELATED FEES

The aggregate fees billed by Larry O'Donnell CPA, P.C. for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended May 31, 2011 and 2010, and that are not disclosed in the paragraph captioned "Audit Fees" above, were $0 and $6,400, respectively. The aggregate fees billed by DeJoya Griffith & Company, LLC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's annual financial statements for fiscal year ending May 31, 2011 was $0.

TAX FEES

The aggregate fees billed by ECFO Corporation for professional services rendered for accounting, tax compliance, tax advice and tax planning for the fiscal year ended May 31, 2011 and 2010 were $18,000 and $28,000, respectively.

ALL OTHER FEES

The Company has incurred no other fees for audit, audit-related, or tax services.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The information required in Item 15 relating to the Company's financial statements are contained in Item 8 of this Annual Report and incorporated herein by reference.

EXHIBITS
--------

Exhibit No.                   Description of Exhibit                    Footnote
-----------                   ----------------------                    --------
3.1         Articles of Incorporation                                       1
3.2         Bylaws                                                          2
10.1        Agreement for the Exchange of Common Stock between the          3
            Company and Armada Capital, LLC, dated as of July 10,
            2010.
10.2        Agreement for the Exchange of Common Stock between the          4
            Company and Silk for Less, Inc., dated as of June 3, 2011.
10.3        Media Campaign Agreement between the Company and TVA Media      5
            Group, Inc., dated as of June 20, 2011.
10.4        Escrow Agreement between the Company and Armada Sports &        6
            Entertainment, Inc., dated as of June 30, 2011.
10.5        Asset Purchase Agreement between the Company and USPT,          7
            LLC, dated as of August 21, 2011.
14          Financial Code of Ethics                                        8
21          Subsidiaries                                                    9
31.1        Certification of Chief Executive Officer Pursuant to           10
            Section 302 of the Sarbanes Oxley Act.*
31.2        Certification of Principal Financial Officer Pursuant          11
            to Section 302 of the Sarbanes Oxley Act.*
32.1        Certification of Chief Executive Officer Pursuant to           12
            Section 906 of the Sarbanes Oxley Act.*
32.2        Certification of Principal Accounting Officer Pursuant         13
            to Section 906 of the Sarbanes Oxley Act.*
99.1        Audit Committee Charter                                        14
99.2        Compensation Committee Charter                                 15

Footnotes

1. Filed as Exhibit 3.1 to the Company's Form SB-2 filed on August 2, 2006 and incorporated herein by reference.
2. Filed as Exhibit 3.2 to the Company's Form SB-2 filed on August 2, 2006 and incorporated herein by reference.
3. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 22, 2010 and incorporated herein by reference.
4. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 6, 2011 and incorporated herein by reference.
5. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2011 and incorporated herein by reference.
6. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2011 and incorporated herein by reference.
7. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2011 and incorporated herein by reference.
8. Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ending May 31, 2009 and incorporated herein by reference.
9.   Filed herewith
10.  Filed herewith
11.  Filed herewith
12.  Filed herewith
13.  Filed herewith
14. Filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ending May 31, 2009 and incorporated herein by reference.
15.  Filed as Exhibit 99.2. to the Company's Annual Report on Form
     10-K for the year ending May 31, 2009 and incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 DoMark International, Inc.
                                        Registrant


Date: September 14, 2011         By: /s/ R. Thomas Kidd
                                     -------------------------------------------
                                     R. Thomas Kidd
                                     Chairman, President Chief Executive Officer


Date: September 14, 2011         By: /s/ R. Thomas Kidd
                                     -------------------------------------------
                                     R Thomas Kidd
                                     Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of September.


/s/ R. Thomas Kidd
-------------------------------------------
R. Thomas Kidd
Chairman, President Chief Executive Officer


/s/ R. Thomas Kidd
-------------------------------------------
R Thomas Kidd
Principal Financial Officer