Form 10-Q
period 2011-08-31
Domark International Inc.
filed 2011-10-17
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2011

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

                                  877-732-5035
                           (Issuer's telephone number)

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

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at October 13, 2011
          -----                                  -------------------------------
Common stock, $0.001 par value                             37,091,040

                           DOMARK INTERNATIONAL, INC.
                            INDEX TO FORM 10-Q FILING
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2011

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheets                                           3
         Consolidated Statements of Operations                                 5
         Consolidated Statements of Cash Flows                                 6
         Notes to Consolidated Financial Statements                            7

Item 2.  Management Discussion & Analysis of Financial Condition and
         Results of Operations                                                15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           19

Item 4.  Controls and Procedures                                              20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21

Item 1A. Risk Factors                                                         22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          25

Item 3.  Defaults Upon Senior Securities                                      25

Item 4.  Submission of Matters to a Vote of Security Holders                  25

Item 5.  Other information                                                    26

Item 6.  Exhibits                                                             26

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                            As of            As of
                                          August 31,         May 31,
                                            2011              2011
                                          --------          --------
                                         (Unaudited)       (Re-stated)

                                     ASSETS

CURRENT ASSETS
  Cash                                    $    756          $  4,587
  Prepaid expenses                         125,000                --
                                          --------          --------
      TOTAL CURRENT ASSETS                 125,756             4,587
                                          --------          --------
FIXED ASSETS
  Property & equipment, net                    181               399
                                          --------          --------
      TOTAL FIXED ASSETS                       181               399
                                          --------          --------
OTHER ASSETS
  Website development costs, net             8,667             6,417
  Deferred financing costs, net              3,516                --
                                          --------          --------
      TOTAL OTHER ASSETS                    12,183             6,417
                                          --------          --------

      TOTAL ASSETS                        $138,120          $ 11,403
                                          ========          ========

                 The accompanying notes are an integral part of
                          these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                      As of                  As of
                                                                    August 31,               May 31,
                                                                       2011                   2011
                                                                   ------------           ------------
                                                                    (Unaudited)            (Re-stated)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $     85,412           $     44,987
  Notes payable                                                         160,000                 75,000
  Due to affiliate and shareholder                                      681,897                696,171
                                                                   ------------           ------------
      TOTAL CURRENT LIABILITIES                                         927,309                816,158
                                                                   ------------           ------------
      TOTAL LIABILITIES                                                 927,309                816,158
                                                                   ------------           ------------
STOCKHOLDERS' DEFICIT
  Convertible preferred stock series A, $0.001 par value,
   authorized: 2,000,000
   issued: 100,000 and 100,000, respectively                                100                    100
  Common stock, $0.001 par value,
   authorized: 200,000,000
   issued: 37,011,495 and 36,460,835, respectively                       37,014                 36,461
  Additional paid in capital                                         26,600,770             26,448,172
  Stock receivable                                                   (5,000,000)            (5,000,000)
  Accumulated deficit                                               (16,850,830)           (16,850,830)
  Accumulated deficit during development stage                       (5,576,245)            (5,438,656)
                                                                   ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                   (789,189)              (804,755)
                                                                   ------------           ------------

      TOTAL LIABILITIES AND EQUITY                                 $    138,120           $     11,403
                                                                   ============           ============


                 The accompanying notes are an integral part of
                          these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STATE COMPANY)
                            STATEMENTS OF OPERATIONS

                                               For the               For the                  From
                                             Three Months          Three Months         October 21, 2009
                                                Ended                 Ended           (Development stage) to
                                              August 31,            August 31,              August 31,
                                                2011                   2010                   2011
                                            ------------           ------------           ------------
                                            (Unaudited)             (Unaudited)            (Unaudited)
General and administrative expense          $    137,589           $     11,996           $    485,812
Bad debt expense                                      --                     --              5,100,000
Impairment of goodwill                                --                     --                 10,000
                                            ------------           ------------           ------------
OPERATING LOSS                                  (137,589)               (11,996)              (572,360)

Other income                                          --                     --                 29,567
Impairment of asset                                   --                     --                 10,000
                                            ------------           ------------           ------------

NET LOSS FROM OPERATIONS                    $   (137,589)          $    (11,996)          $ (5,576,245)
                                            ============           ============           ============

NET LOSS                                    $   (137,589)          $    (11,996)          $ (5,576,245)
                                            ============           ============           ============

Loss per share, basic                       $      (0.00)          $      (0.00)          $      (0.15)
                                            ------------           ------------           ------------
Weighted average common shares
 outstanding, basic                           36,953,743             36,460,835             36,527,621
                                            ------------           ------------           ------------


                 The accompanying notes are an integral part of
                           these financial statements

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                     For the            For the                From
                                                                   Three Months       Three Months       October 21, 2009
                                                                      Ended              Ended        (Development Stage) to
                                                                    August 31,         August 31,           August 31,
                                                                       2011               2010                 2011
                                                                   ------------       ------------         ------------
                                                                    (Unaudited)        (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $   (137,589)      $    (11,996)        $ (5,576,245)
                                                                   ------------       ------------         ------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                        1,968                219                4,342
     Common stock issued as compensation and for expenses                28,153                 --               28,242
     Impairment of assets                                                    --                 --               10,000
     Bad debt expense                                                        --                 --            5,000,000
  Changes in Operating Assets and Liabilitites:
     Increase/(decrease) in accounts payable                             26,000              8,200              (52,130)
     Increase/(decrease) in accrued expenses                             14,426                 --               14,426
     (Increase)/decrease in deferred financing costs                     (3,516)                --               (3,516)
                                                                   ------------       ------------         ------------
           NET CASH USED IN OPERATING ACTIVITIES                        (70,558)            (3,577)            (574,882)
                                                                   ------------       ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for web development                                           (4,000)                --               (7,500)
                                                                   ------------       ------------         ------------
           NET CASH FLOWS USED IN INVESTING ACTIVITIES                   (4,000)                --               (7,500)
                                                                   ------------       ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received/(paid) from/(to) affiliates and/or
   shareholders                                                         (14,273)            54,095              520,080
  Proceeds from notes payable                                            85,000                 --               59,531
                                                                   ------------       ------------         ------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                     70,727             54,095              579,611
                                                                   ------------       ------------         ------------

CASH RECONCILIATION
  Net increase/(decrease) in cash and cash equivalents                   (3,831)            50,518               (3,831)
  Net cash flow from discontinued operations                                 --                 --                1,060
  Cash and cash equivalents - beginning balance                           4,587                197                3,527
                                                                   ------------       ------------         ------------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                    $        756       $     50,715         $        756
                                                                   ============       ============         ============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCIAL ACTIVITIES:
  Stock issued for prepaid expenses                                $    125,000       $         --         $         --


                 The accompanying notes are an integral part of
                          these financial statements.

DOMARK INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE QUARTER ENDED AUGUST 31, 2011
--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. ("DoMark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. In 2008, the Company embarked on a business plan that was intended to acquire profitable businesses that would create shareholder value in diverse industries. During 2008 and 2009, the Company acquired several operating businesses, as set forth in various Current Reports on Form 8-K filed with the Securities and Exchange Commission. On May 21, 2009, the Company closed an acquisition pursuant to that certain Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as "Victory Lane" (the "Victory Lane Business"). Shortly thereafter a dispute arose between the Company and the principals of Victory Lane regarding the representations of the principals of Victory Lane and the Victory Lane Business and the Victory Lane Agreement. Litigation between the Company and various parties pertaining to the Victory Lane Business remains outstanding. (Refer to Note 10 - Contingencies below).

During the last half of 2009, the Company sold two operating subsidiaries, Javaco, Inc. and ECFO Corporation and effected rescissions of acquisition transactions on the remainder of its operating businesses. Between October 2009 and August 2011 the Company had no material ongoing operations. The business of the Company during the period from October 2009 through August 2011 was to seek out new acquisitions and to conduct the litigation with Victory Lane.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $5,576,245 at August 31, 2011, and a net loss of $137,589 for the interim period then ended.

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

NOTE 3 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of DOMARK INTERNATIONAL, INC. (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTNG PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in ASC Standard 915-10-05; has recognized no revenue and devotes substantially all of its efforts on establishing its sports business. The Company's planned principal operations in developing its sports business have commenced. All losses accumulated since inception have been considered part of the Company's development stage activities.

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

The primary management estimates included in these financial statements are the impairment reserves applied to various long-lived assets and the fair value of its stock tendered in various non-monetary transactions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At August 31, 2011 and 2010, cash and cash equivalents included cash on hand and cash in the bank.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable, and accrued expenses approximate the respective fair values due to the short maturities of these items.

PRINCIPLES OF CONSOLIDATION

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Armada Sports & Entertainment, Inc. All intercompany balances and transactions have been eliminated in consolidation.

STOCK BASED COMPENSATION

Stock based compensation is accounted for using the Equity-Based Payments to Non-Employees Topic of the FASB ASC 505, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We determine the value of stock issued at the date of grant. We also determine at the date of grant the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the Consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instruments issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260. Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of August 31, 2011 and 2010 no options and warrants were outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is indebted to R. Thomas Kidd, the Company's Chief Executive Officer and sole Director, and his wife, in the amount of $681,897 and $696,171 as of August 31, 2011 and May 31, 2011, respectively, which amount does not bear interest and is due on demand. This amount reflects advances made to the Company by Mr. Kidd and his wife.

NOTE 6 - COMMITMENTS

On June 1, 2011, Amy Pennock of Pennock Consulting Group, Inc. was engaged to provide fraud and internal auditing services for the Company. Fees for services will be billed at an hourly rate, as incurred.

On June 1, 2011, Peter Gordon was appointed Vice President & Executive Producer of Armada Sports & Entertainment, Inc., a wholly owned subsidiary of the Company. The Company has agreed to pay a salary of $120,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Gordon is entitled to 100,000 shares of the Company's common stock as a signing bonus. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement.

On June 10, 2011, the Company entered into an agreement with TVA Media Group who will provide performance-based media campaigns. The Company has agreed to pay TVA Media a total of $120,000 in cash, payable in three installments beginning September 1, 2011. The second installment is due in week four of service and the final payment is due in week nine. In addition, the Company has agreed to issue stock in exchange for services at a value of $500,000 in four installments on June 20, 2011, September 1, 2011, December 1, 2011, and March 1, 2012. The number of shares issued will be determined by the five trading day Volume Weighted Average price prior to the date of issuance.

On June 20, 2011, the Company engaged William Seery as Chief Financial Officer with an effective start date of September 1, 2011. The Company has agreed to pay a salary of $150,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Seery is entitled to 200,000 shares of the Company's common stock as a signing bonus. The shares are to be issued but held back by the Company. After six months of service, 100,000 shares are to be delivered and after one full year of service has elapsed, the remaining 100,000 shares are deliverable under the agreement.

On June 28, 2011, the Company engaged Peter Bonell as Chief Operating Officer with an effective start date of July 15, 2011. On July 15, 2011, the Company terminated its engagement of Peter Bonell.

On July 22, 2011, the Company engaged Jordan Silverstein as Vice President, Public Sponsor Group & Investor Relations with an effective start date of August 1, 2011. The Company has agreed to pay a salary of $90,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Silverstein is entitled to 100,000 shares of the Company's common stock as a signing bonus. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement. The Company has also agreed to pay bonuses equal to five percent of revenue of public company sponsors up to $10,000,000 and six percent for sponsorship revenues above $10,000,000.

On July 26, 2011, the Company engaged Anthony Gebbia as Chief Operating Officer with an effective start date of August 8, 2011. The Company has agreed to pay a salary of $120,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Gebbia is entitled to 100,000 shares of the Company's common stock as a signing bonus. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement. The Company has also agreed to pay bonuses equal to $200,000, payable half in stock and half in cash, upon signing of title sponsors of the Million Dollar Invitationals. Mr. Gebbia will also receive $100,000 as a bonus, payable half in Stock and half in cash, upon signing of presenting sponsors of the Million Dollar Invitationals. Mr. Gebbia is entitled to a maximum of $300,000 each year.

On August 3, 2011, Armada Sports & Entertainment, Inc., a wholly owned subsidiary of Domark International, Inc. announced that Joseph Mediate, former tournament director of the LPGA's Shop Rite Classic, had joined Armada Sports as Director of Tournament Operations for The Golf Championships. The effective date of the agreement is September 1, 2011. The Company has agreed to pay a salary of $80,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Mediate is entitled to 25,000 shares of the Company's common stock as a signing bonus. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement. The Company has also agreed to pay a performance bonus equal to five percent of the first $2,000,000 in local and regional sponsors and six percent for sponsorship revenues that exceed $2,000,000.

NOTE 7 - LIABILITIES & NOTES PAYABLE

Effective March 3, 2011, we obtained an unsecured loan in the amount of $75,000 from Infinite Funding, Inc. ("IFI") as evidenced by a Promissory Note from the Company to Infinite Funding, Inc. dated March 3, 2011 (the "IFI Note"). The loan proceeds were disbursed as follows: $50,000 on March 7, 2011, and $25,000 on March 21, 2011. The maturity date of the promissory note was July 1, 2011. On June 9, 2011, the Company entered into an Amendment to the Promissory Note with IFI that amended the IFI Note to extend the maturity date to October 15, 2011, and increase the amount of the line to $85,000 to provide for the Company to pay an amendment fee of $10,000.

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

Effective June 10, 2011, we obtained an unsecured loan in the amount of $75,000 from Infinite Funding, Inc. ("IFI") as evidenced by a Promissory Note from the Company to Infinite Funding, Inc. dated June 10, 2011 (the "IFI Note"). The loan proceeds were disbursed as follows: $25,000 on June 10, 2011, $25,000 or July 10, 2011, and $25,000 on August 10, 2011. The maturity date of the promissory note is was October 15, 2011.

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

NOTE 8 - STOCKHOLDER'S DEFICIT

On June 20, 2011, the Company issued 550,660 shares of restricted common stock Pursuantto the terms of the agreement entered into with TVA Media Group as discussed in Note 6. The shares were valued at $0.23 per share for a value of $125,000. On June 20, 2011 the Company recorded $125,000 in prepaid expense related to the shares issued TVA Media Group. As of August 31, 2011, services have not been performed and the Company has not recorded an expense.

On July 5, 2011, the Company issued 100,000 shares restricted common stock pursuant to the employment agreement entered into with Peter Gordon. As per the agreement, the shares have been issued but not delivered to the employee. The shares will be considered issued once the vesting period of one-year has been completed.

On July 7, 2011, Peter Gordon was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $22,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of August 31, 2011 with an offset to Additional-Paid-in-Capital for $4,701.

On August 1, 2011, Jordan Silverstein was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $150,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of August 31, 2011 with an offset to Additional-Paid-in-Capital for $12,740.

On August 8, 2011, Anthony Gebbia was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $170,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of August 31, 2011 with an offset to Additional-Paid-in-Capital for $10,712.

NOTE 9 - SUBSEQUENT EVENTS

On September 1, 2011, the Company issued 79,545 shares of its common stock as prepaid media expense, for a value of $125,000 or $1.57 per share.

On September 28, 2011, DoMark entered into a Promissory Note among DoMark, as borrower, R. Thomas Kidd, the Company's Chief Executive Officer, as guarantor, and IFI, as lender. The principal amount of the note is $40,000 and bears interest at a rate of 3% per annum. Payment in full is due on December 15, 2011. The September 2011 Note provides for customary events of default which, if any of them occurs, require the unpaid principal of, and accrued interest on the September 2011 Note to be immediately due and payable plus interest at a rate of 18% per annum.

On September 28, 2011, DoMark entered into a second Amendment to the March 2011 Promissory Note among DoMark, as borrower, R. Thomas Kidd, the Company's Chief

Executive Officer, as guarantor, and IFI, as lender (the "Amendment to June 2011 Note"). The Amendment to the March and June 2011 Notes amend the due date of the original underlying promissory notes among the parties to December 15, 2011.

On September 28, 2011, the Board of Directors of Armada sports & Entertainment, Inc. appointed Robert M. Greenway and Paul Mangiamele as directors of the Company. As per the agreement, each director will receive an annual salary of $25,000 payable in quarterly installments. In addition, each director will receive as compensation, 100,000 shares of restricted stock.

On September 29, 2011, the Company entered into an agreement with Global Sports and Entertainment to procure celebrities or celebrity athletes to participate in The Celebrity Golf Challenge series and/or host one of our other events. Fees are dependent upon the ability of Global Sports and Entertainment to procure celebrity hosts for the anticipated events. Should Global Sports and Entertainment be successful in this endeavor, fees are estimated to be $30,000 for the remainder of 2011 and $290,000 for 2012.

On October 1, 2011, the Company entered into an agreement with Brener Zwikel & Associates to develop global brand recognition of The Golf Championships and its series of events. In compensation for services, the Company has agreed to issue $90,000 in stock in quarterly installments beginning January 31, 2012. In addition to the stock compensation, the Company has agreed to pay a monthly retainer in the amount of $6,000 beginning October 30, 2011 and increasing to $10,000 as of July 30, 2012 through November 30, 2012.

On October 8, 2011, the Company entered into a letter agreement with Mary A. Beck who will serve as an independent director of DoMark. As per the agreement, the director will receive an annual salary of $25,000 payable in quarterly installments. In addition, the director will receive as compensation, 100,000 shares of restricted stock.

NOTE 10 - CONTINGENCIES

On May 21, 2009, the Company entered into that certain Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as Victory Lane (the "Victory Lane Business") pursuant to which the Company intended to purchase the Victory Lane Business. Shortly thereafter, a dispute arose between the Company and Victory Lane regarding alleged misrepresentations made by Victory Lane in connection with the Victory Lane Agreement.

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

In December, 2009, AHIFO-21, LLC filed a lawsuit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009-V-672-JS) against Victory Lane, LLC, Patrick J. Costello and Stephen Brown (the "Victory Lane Defendants") alleging that the Victory Lane Defendants owe the plaintiff more than $7,740,000 in respect of one or more loans made by the plaintiff to certain of the Victory Lane Defendants in connection with the Victory Lane Business (the "AHIFO Case"). In February, 2010, the Victory Lane Defendants filed a Third Party Complaint against the Company and R. Thomas Kidd, claiming that the Company and Mr. Kidd should be liable for any amounts the Victory Lane Defendants are required to pay to the plaintiff in this case. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and have asserted various counterclaims including fraud and other torts. The Company and Mr. Kidd filed a motion to dismiss the Third Party Complaint, but the entire case was subsequently stayed.

In February, 2010, the Victory Lane Defendants filed a Third Party Complaint against the Company and R. Thomas Kidd, claiming that the Company and Mr. Kidd should be liable for any amounts the Victory Lane Defendants are required to pay to the plaintiff in this case. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and have asserted various counterclaims including fraud and other torts. The Company and Mr. Kidd filed a motion to dismiss the Third Party Complaint, but the entire case was subsequently stayed.

Because each of the VLFE Case and the AHIFO Case have been stayed and because discovery in those cases is not complete, the Company has not reached a determination that any loss is other than remote and that the amount of any damages, if any were determined adverse to the Company, would be reasonably estimable. The Company believes that it has meritorious claims against the opposing parties with respect to the Victory Lane Agreement and that the claims asserted against it are not meritorious. The Company intends to defend itself vigorously.

NOTE 11 - OTHER EVENTS

RESTATEMENT

The Company intends to restate its financial statements for the year ending May 31, 2011, to correct items relating to the outstanding shares issued for the Victory Lane agreement. Accordingly, our previously filed financial statements for the year ending May 31, 2011 cannot be relied upon. On May 27, 2009, the Company issued 5,747,126 shares of common stock, valued at $10,000,000, to Victory Lane Financial Elite, LLC for the purchase of Victory Lane. Shortly thereafter, a dispute arose between the Company and Victory Lane regarding alleged misrepresentations made by Victory Lane in connection with the Victory Lane Agreement. As a result the Company considered the transaction as incomplete, demanded the return of the shares and reversed the initial recording of the transaction.

Our May 31, 2011, 10-K will be restated to include the issuance of the shares valued at $10,000,000, a stock receivable for the outstanding shares due to the Company, and an allowance for bad debt of $5,000,000 based on management's estimate of the collectability of the stock receivable.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the transition period ended May 31, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

On August 21, 2011, the Company entered into an Asset Purchase Agreement to acquire all of the assets of USPT, LLC., which owns and operates The US Putting Tour Championship. The purchase price for the assets was fifty thousand shares (50,000) of restricted common stock of the Company. In addition to the shares to be issued at closing, the Company has agreed to issue additional shares pursuant to the following schedule, and wholly conditioned upon the business assets being purchased generating a profit in the following three years after purchase;25,000 shares for 2012,25,000 shares for 2013, and 25,000 shares for 2014. Closing has not occurred as of the date of this report.

On August 24, 2011, Armada Sports & Entertainment, Inc., a wholly owned subsidiary of DoMark International, Inc., announced that it had reached an agreement with Peter Jacobsen Sports to provide event management services for its three (3) US and Caribbean Million Dollar Invitational and World Putting Tour Championships commencing in 2012.

ADDITIONAL INFORMATION

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that we file with the Commission through the Commission's Internet site at www.sec.gov.

RESULTS OF OPERATIONS

Revenues for the three months ended August 31, 2011 were $0 as compared to $0 for the three months ended August 31, 2010. After the sale of ECFO on October 20, 2009, the Company no longer has any operating subsidiaries and is considered a development stage company as it has nominal operations and assets consisting of only cash or cash equivalents. Our future revenue plan is dependent on our ability to effectively close new viable acquisitions.

General and administrative expenses for the three months ended August 31, 2011 increased by $125,593 from $11,996 for the three months ended August 31, 2010.

During the current period, the Company issued stock compensation for a value of $28,153. Other expenses increased as a result of the development of the Company's sports business through its wholly owned subsidiary, Armada Sports & Entertainment, Inc.

The Company realized a net loss of $137,589 for the three months ended August 31, 2011 compared to net loss of $11,996 for the three months ended August 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Operating requirements have been funded primarily through financing facilities, sales of our common stock, and loans from shareholders. Currently the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 during the three months ended August 31, 2011 from the sale of our common stock and $0 for the three months ended August 31, 2010. The Company will continue to require financing from loans and notes payable until such time our business has generated income sufficient to carry our operating costs.

Cash used in operating activities for the three months ended August 31, 2011 was ($70,558) compared to ($3,577) for the three months ended August 31, 2010.

Cash used in investing activities was ($4,000) for the three monthsended August 31, 2011, compared to $0.00 for the three months ended August 31, 2010.

Cash provided by financing activities was $70,727 for the three monthsended August 31, 2011 as compared to $54,095 for the three months ended August 31, 2010. Financing activities consisted of cash received from shareholders and cash received on notes payable.

OFF-BALANCE SHEET ARRANGEMENTS

None

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

CRITICAL ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with Accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

STOCK BASED COMPENSATION

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the Consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instruments issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of share options or similar instrument awards is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

     * Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. The Company will use historical data to estimate employee termination behavior. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a thinly traded public entity.

     * Expected volatility of the entity's shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

     * Expected dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option.

     * Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We attempt to acquire successfully operating subsidiaries and to deploy accounting, governance, risk and compliance services, marketing, management and media assets to the subsidiaries, to build the value of our Company.

ITEM 4 - CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, August 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2011.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2011.

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

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended August 31, 2011, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 21, 2009, the Company entered into that certain Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as Victory Lane (the "Victory Lane Business") pursuant to which the Company intended to purchase the Victory Lane Business. Shortly thereafter, a dispute arose between the Company and Victory Lane regarding alleged misrepresentations made by Victory Lane in connection with the Victory Lane Agreement.

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

In February, 2010, the Victory Lane Defendants filed a Third Party Complaint against the Company and R. Thomas Kidd, claiming that the Company and Mr. Kidd should be liable for any amounts the Victory Lane Defendants are required to pay to the plaintiff in this case. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and have asserted various counterclaims including fraud and other torts. The Company and Mr. Kidd filed a motion to dismiss the Third Party Complaint, but the entire case was subsequently stayed.

Because each of the VLFE Case and the AHIFO Case have been stayed and because discovery in those cases is not complete, the Company has not reached a determination that any loss is other than remote and that the amount of any damages, if any were determined adverse to the Company, would be reasonably estimable. The Company believes that it has meritorious claims against the opposing parties with respect to the Victory Lane Agreement and that the claims asserted against it are not meritorious. The Company intends to defend itself vigorously.

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

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid. There is a greater chance of volatility for securities that trade on the OTCBB in comparison to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

The Company issued 550,660 of restricted shares to TVA Media Group.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended August 31, 2011.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote from securities holders during the interim period ended August 31, 2011.

ITEM 5 - OTHER INFORMATION

RESTATEMENT

The Company intends to restate its financial statements for the year ending May 31, 2011, to correct items relating to the outstanding shares issued for the Victory Lane agreement. Accordingly, our previously filed financial statements for the year ending May 31, 2011 cannot be relied upon. On May 27, 2009, the Company issued 5,747,126 shares of common stock, valued at $10,000,000, to Victory Lane Financial Elite, LLC for the purchase of Victory Lane. Shortly thereafter, a dispute arose between the Company and Victory Lane regarding alleged misrepresentations made by Victory Lane in connection with the Victory Lane Agreement. As a result the Company considered the transaction as incomplete, demanded the return of the shares and reversed the initial recording of the transaction.

Our May 31, 2011, 10-K will be restated to include the issuance of the shares valued at $10,000,000, a stock receivable for the outstanding shares due to the Company, and an allowance for bad debt of $5,000,000 based on management's estimate of the collectability of the stock receivable.

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

                                      DoMark International, Inc.
                                      Registrant


Date: October 14, 2011                By: /s/ R. Thomas Kidd
                                          --------------------------------------
                                          R. Thomas Kidd
                                          Chief Executive Officer, Principal
                                          Executive Officer

                                      By: /s/ William Seery
                                          --------------------------------------
                                          William Seery
                                          Chief Financial Officer