Form 10-Q/A
period 2011-08-31
Domark International Inc.
filed 2011-11-01
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 17, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6 - EXHIBITS

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1* Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2* Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101**    Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
*  Previously filed
** Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DoMark International, Inc.
                                            Registrant


Date: November 1, 2011                By: /s/ R. Thomas Kidd
                                          --------------------------------------
                                          R. Thomas Kidd
                                          Chief Executive Officer, Principal
                                          Executive Officer


                                      By: /s/ William Seery
                                          --------------------------------------
                                          William Seery
                                          Chief Financial Officer