Form 10-Q
period 2011-11-30
Domark International Inc.
filed 2012-01-23
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2011

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

                              1809 E Broadway, #125
                                Oviedo, FL 32765
                    (Address of principal executive offices)

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

          Class                                  Outstanding at January 23, 2012
          -----                                  -------------------------------
Common stock, $0.001 par value                             37,091,040

                           DOMARK INTERNATIONAL, INC.
                            INDEX TO FORM 10-Q FILING
                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011

                               TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)
           Consolidated Balance Sheets                                         3
           Consolidated Statements of Operations                               4
           Consolidated Statements of Cash Flows                               5
           Notes to Consolidated Financial Statements                          6

Item 2.  Management Discussion & Analysis of Financial Condition and Results
         of Operations                                                        17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           22

Item 4.  Controls and Procedures                                              22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 1A. Risk Factors                                                         23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          24

Item 3.  Defaults Upon Senior Securities                                      24

Item 4.  Submission of Matters to a Vote of Security Holders                  24

Item 5.  Other information                                                    24

Item 6.  Exhibits                                                             25

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS

                                                                        As of                  As of
                                                                     November 30,              May 31,
                                                                         2011                   2011
                                                                     ------------           ------------
                                                                     (Unaudited)             (Re-stated)
ASSETS

CURRENT ASSETS
  Cash                                                               $     14,716           $      4,587
  Inventory - tv production                                                16,926                     --
  Prepaid expenses                                                        283,000                     --
                                                                     ------------           ------------
      TOTAL CURRENT ASSETS                                                314,642                  4,587
                                                                     ------------           ------------
FIXED ASSETS
  Property & equipment, net                                                    --                    399
                                                                     ------------           ------------
      TOTAL FIXED ASSETS                                                       --                    399
                                                                     ------------           ------------
OTHER ASSETS
  Website development costs, net                                            6,918                  6,417
                                                                     ------------           ------------
      TOTAL OTHER ASSETS                                                    6,918                  6,417
                                                                     ------------           ------------

      TOTAL ASSETS                                                   $    321,560           $     11,403
                                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                              $    111,402           $     44,987
  Notes payable                                                           200,000                 75,000
  Due to affiliate and shareholder                                        853,154                696,171
                                                                     ------------           ------------
      TOTAL CURRENT LIABILITIES                                         1,164,556                816,158
                                                                     ------------           ------------
      TOTAL LIABILITIES                                                 1,164,556                816,158
                                                                     ------------           ------------

STOCKHOLDERS' DEFICIT
  Convertible preferred stock, series A: $0.001 par value,
    authorized: 2,000,000
    issued: 100,000 and 100,000 shares, respectively                          100                    100
  Common stock: $0.001par value,
    authorized: 100,000,000
    issued:  37,091,040 and 36,460,835 shares, respectively                37,091                 36,461
  Additional paid-in capital                                           26,966,229             26,448,172
  Accumulated deficit                                                 (26,850,830)           (26,850,830)
  Accumulated deficit during the development stage                       (995,586)              (438,656)
                                                                     ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                        (842,996)              (804,755)
                                                                     ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $    321,560           $     11,403
                                                                     ============           ============


               See accompanying notes to the financial statements

                           DOMARK INTERNATIONAL, INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        From October 21, 2009
                                                                                                         (Development Stage)
                                           Three Months Ended                 Six Months Ended                 through
                                      November 30      November 30       November 30      November 30        November 30
                                         2011             2010              2011             2010               2011
                                     ------------     ------------      ------------     ------------       ------------
                                      (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)        (Unaudited)
REVENUE                              $         --     $         --      $         --     $         --       $         --

OPERATING EXPENSES
  Bad debt expense                             --          100,000                --          100,000            100,000
  General and Administrative              418,792           14,948           556,930           26,944            905,153
  Impairment of goodwill                       --               --                --               --             10,000
                                     ------------     ------------      ------------     ------------       ------------
TOTAL OPERATING EXPENSES                  418,792          114,948           556,930         (126,944)         1,015,153
                                     ------------     ------------      ------------     ------------       ------------

LOSS FROM OPERATIONS                     (418,792)        (114,948)         (556,930)        (126,944)        (1,015,153)

OTHER (INCOME) EXPENSES
  Impairment of Asset                          --          (10,000)               --          (10,000)           (10,000)
  Other Income                                 --               --                --               --             29,567
                                     ------------     ------------      ------------     ------------       ------------

NET LOSS FROM OPERATIONS             $   (418,792)    $   (124,948)     $   (556,930)    $   (136,944)      $   (995,586)
                                     ============     ============      ============     ============       ============

NET LOSS                             $   (418,792)    $   (124,948)     $   (556,930)    $   (136,944)      $   (995,586)
                                     ============     ============      ============     ============       ============

NET LOSS PER COMMON SHARE - BASIC    $      (0.01)    $      (0.00)     $      (0.02)    $      (0.00)
                                     ============     ============      ============     ============
WEIGHTED  AVERAGE COMMON SHARES
 OUTSTANDING:  - BASIC                 37,090,166       36,460,835        36,990,434       36,460,835


               See accompanying notes to the financial statements

                           DOMARK INTERNATIONAL, INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Period from
                                                                                                          October 21, 2009
                                                                                                            (Development
                                                                               Six Months Ended               Stage) to
                                                                        November 30,      November 30,       November 30,
                                                                           2011               2010               2011
                                                                        ----------         ----------         ----------
                                                                        (Unaudited)        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $ (556,930)        $ (136,944)        $ (995,586)
                                                                        ----------         ----------         ----------
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                          3,898                695              6,272
      Impairment of Assets                                                      --             10,000             10,000
      Stock issued as compensation and for expenses                        268,689                 --            268,778
  Changes in operating assets and liabilities:
      Inventory - tv production                                            (16,926)                --            (16,926)
      Prepaid services and expenses                                        (33,000)                --            (33,000)
      Accounts payable and accrued expenses                                 66,415              6,700            (12,776)
                                                                        ----------         ----------         ----------
           NET CASH USED IN OPERATING ACTIVITIES                          (267,854)           (19,549)          (773,238)
                                                                        ----------         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for web development                                             (4,000)                --             (7,500)
                                                                        ----------         ----------         ----------
           NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES        (4,000)                --             (7,500)
                                                                        ----------         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                              125,000                 --             99,531
  Proceeds from stockholder loans                                          156,983             19,483            691,336
                                                                        ----------         ----------         ----------
           NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 281,983             19,483            790,867
                                                                        ----------         ----------         ----------
NET CHANGE IN CASH                                                          10,129                (66)            10,129

NET CASH FLOWS FROM DISCONTINUED OEPRATIONS                                     --                 --              1,060
                                                                        ----------         ----------         ----------
CASH BALANCE AT BEGINNING OF PERIOD                                          4,587                197              3,527
                                                                        ----------         ----------         ----------

CASH BALANCE AT END OF PERIOD                                           $   14,716         $      132         $   14,716
                                                                        ==========         ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Stock issued for prepaid expense                                      $  250,000         $       --         $  250,000
                                                                        ==========         ==========         ==========


               See accompanying notes to the financial statements

                           DOMARK INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED NOVEMBER 30, 2011


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

During the last half of 2009, the Company sold two operating subsidiaries, Javaco, Inc. and ECFO Corporation and effected rescissions of acquisition transactions on the remainder of its operating businesses. Between October 2009 and November 2011 the Company had no material ongoing operations. The business of the Company during the period from October 2009 through November 2011 was to seek out new acquisitions and to conduct the litigation with Victory Lane.

On May 31, 2011, the Company formed a wholly owned subsidiary, Armada Sports & Entertainment, Inc. ("Armada Sports"). On October 13, 2011, the Company filed an Amendment to the Articles of Armada Sports, changing its name to The Golf Championships, Inc. ("TGC"). TGC is a sports marketing and Management company engaged in owning, developing, and conducting made-for-television Sports and entertainment events. The Golf Championships, Inc. owns "The Golf Championships", a series of unique competitions in the sport known as The Million Dollar Invitationals, The World Putting Tour Championships, and the Celebrity Challenges. Through TGC, the Company intends to generate revenues through the sale of advertising, sponsorships, event tickets, promotional fees, broadcasting rights and other products. The Company is also currently reviewing, researching, and evaluating other acquisitions in the sports and entertainment field as well as related industries.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $995,586 at November 30, 2011, and a net loss of $556,930 for the six months then ended.

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

NOTE 3 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of DOMARK INTERNATIONAL, INC. (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At November 30, 2011 and2010, cash and cash equivalents included cash in the bank.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable, and accrued expenses approximate the respective fair values due to the short maturities of these items.

FILM PROPERTY AND SCREENPLAY RIGHTS

The Company capitalized costs it incurs to buy or produce film or transcripts that will later be marketed or be used in the production of films according to ASC 926, ENTERTAINMENT - FILMS. The Company will begin amortization of capitalized film costs and accrual (expensing) of participation costs when a film is released and it begins to recognize revenue from that film. The costs of producing a film and bringing that film to market consist of film costs, participation costs, exploitation costs, and manufacturing costs. Pursuant to FASB Codification Topic 926-20-35, the Company will begin amortization of capitalized film costs using the individual-film-forecast-computation which amortizes or accrues such costs in the same ratio that current period actual revenue bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year.

PRINCIPLES OF CONSOLIDATION

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, The Golf Championships, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260. Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of November 30, 2011 and 2010, no options and warrants were outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is indebted to R. Thomas Kidd, the Company's Chief Executive Officer and sole Director, and his wife, in the amount of $853,154 and $696,171 as of November 30, 2011 and May 31, 2011, respectively, which amount does not bear interest and is due on demand. This amount reflects advances made to the Company by Mr. Kidd and his wife.

NOTE 6 - COMMITMENTS

On June 1, 2011, Amy Pennock of Pennock Consulting Group, Inc. was engaged to provide fraud and internal auditing services for the Company. Fees for services will be billed at an hourly rate, as incurred.

On June 1, 2011, Peter Gordon was appointed Vice President & Executive Producer of The Golf Championships, Inc., a wholly owned subsidiary of the Company. The Company has agreed to pay a salary of $120,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Gordon is entitled to 100,000 shares of the Company's common stock as a signing bonus. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement.

On June 3, 2011, the Company executed an Agreement for the Exchange of Common Stock with Silk For Less, Inc., a Florida Corporation, providing for the issuance of convertible preferred stock of the Company in exchange for all of the outstanding shares of Silk For Less. The closing of the transaction was subject to and wholly conditioned upon the completion of due diligence and the delivery of documents by both parties, including but not limited to the completion and delivery of an audit of the books and records of Silk by a PCAOB member firm acceptable to the Company. On January 23, 2012, the parties mutually agreed to terminate the agreement.

On June 10, 2011, TGC entered into an agreement with TVA Media Group who will provide performance-based media campaigns. The Company has agreed to pay TVA Media a total of $120,000 in cash, payable in three installments beginning September 1, 2011. The second installment is due in week four of service and the final payment is due in week nine. In addition, the Company has agreed to issue stock in exchange for services at a value of $500,000 in four installments on June 20, 2011, September 1, 2011, December 1, 2011, and March 1, 2012. The number of shares issued will be determined by the five trading day Volume Weighted Average price prior to the date of issuance. On November 30, 2011, TGC modified the original Agreement by extending the due dates and modifying the terms as follows:

     *    The final stock tranche is to be issued by March 15, 2012.

     * Three payments of $50,000 each, payable on January 15, 2012, February 15, 2012, and March 15, 2012. The total sum of $150,000 includes a 25% increase in the costs outlined in the original agreement as "liquidated damages" for the delay in starting the project. TVA will commence services upon receipt of payment on January 15, 2012 and will credit the Company $15,000 that may be applied towards future projects with TVA upon full payment as outlined in the contract modification.

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

On June 28, 2011, the Company engaged Peter Bonell as Chief Operating Officer with an effective start date of July 15, 2011. On July 15, 2011, the Company terminated its engagement with Peter Bonell.

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

On August 3, 2011, TGC (fka Armada Sports & Entertainment, Inc.), a wholly owned subsidiary of Domark International, Inc. announced that Joseph Mediate, former tournament director of the LPGA's Shop Rite Classic, had joined Armada Sports as Director of Tournament Operations for The Golf Championships. The effective date of the agreement is September 1, 2011. The Company has agreed to pay a salary of $80,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Mediate is entitled to 25,000 shares of the Company's common stock as a signing bonus. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement. The Company has also agreed to pay a performance bonus equal to five percent of the first $2,000,000 in local and regional sponsors and six percent for sponsorship revenues that exceed $2,000,000.

On August 12, 2011, the Company entered into an Agent Agreement with VPAR Golf. VPAR has granted TGC an exclusive license on its VPAR Scoring system for Florida business development and for use at its events The Golf Championships, wherever they may occur in the world, excluding the United Kingdom. Pursuant to the terms of the agreement, TGC shall pay a license fee for year 1, payable on January 2, 2012, of $25,000. For years 2 through 7, the yearly fee is $10,000 and payable each year in January.

On September 16, 2011, the Company engaged Casey Walker as VP Administration with an effective start date of July 15, 2011. The Company has agreed to pay a salary of $48,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Ms. Walker is entitled to 100,000 shares of the Company's common stock as a signing bonus. The shares are to be issued but held back by the Company until after one full year of service has elapsed. On December 28, 2011, Ms. Walker resigned her position with the Company as VP Administration.

On September 28, 2011, Robert M. Greenway and Paul Mangiamele were appointed as directors of the Company. As per the agreement, each director will receive an annual salary of $25,000 payable in quarterly installments. In addition, each director will receive as compensation, 100,000 shares of restricted stock.

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

On October 31, 2011, the Company entered into an agreement with CBS Sports, A Division of CBS Broadcasting, Inc. Pursuant to the terms of the agreement, CBS will make available eight (8) two (2)-hour time periods for the high-definition
(HD) broadcast coverage of each of the 2012-2013 and 2013-2014 Million Dollar Invitationals. As consideration, the Company is to pay the net sums of (a) $450,000 per two (2)-hour network time period made available for the 2012-2013 Programs for a total of $1,800,000; and (b) $470,000 per two (2)-hour network time period made available for the 2013-2014 Programs, for a total of $1,880,000. The net sum for the 2012-2013 Programs shall be paid to CBS as follows: (a)$50,000 by no later than thirty (30) days prior to the taping of each Event, with the balance of $400,000 by no later than forty-five (45) days prior to the broadcast of each 2012-2013 Program. The net sum for the 2013-2014 Programs shall be paid to CBS as follows: (b)$50,000 by no later than thirty

(30) days prior to the taping of each Event, with the balance of $420,000 by no later than forty-five (45) days prior to the broadcast of each 2013-2014 Program. The total net sum payable to CBS under the Agreement is $3,680,000.

In addition, the Company shall have the right to the following as set forth in the Agreement:

     *    The Company shall have the right to sell eighteen (18) thirty
          (30)-second commercial units during each one (1)-hour time period of network broadcast time CBS makes available for a total of thirty-six
          (36) thirty (30)-second commercial units per two (2)-hour Program. The Company retains all revenue received from the sale of the commercial units.

     * The Company will receive one (1) opening billboard, one (1) middle billboard, and one (1) closing billboard in each Program.

     * The notice to be included in the credit roll at the conclusion of the broadcast of each Program containing the broadcast coverage of the Events shall be: "This has been a presentation of CBS Sports in association with The Golf Championships, Inc."

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

NOTE 8 - STOCKHOLDER'S DEFICIT

On June 20, 2011, the Company issued 550,660 shares of restricted common stock pursuant to the terms of the agreement entered into with TVA Media Group as discussed in Note 6. The shares were valued at $0.23 per share for a value of $125,000. On June 20, 2011 the Company recorded $125,000 in prepaid expense related to the shares issued TVA Media Group. As of November 30, 2011, services have not been performed and the Company has not recorded an expense.

On June 15, 2011, Peter Gordon was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $22,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $10,186.

On July 5, 2011, the Company issued 100,000 shares restricted common stock pursuant to the employment agreement entered into with Peter Gordon. As per the agreement, the shares have been issued but not delivered to the employee. The shares will be considered issued once the vesting period of one-year has been completed.

On August 1, 2011, Jordan Silverstein was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $150,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $50,137.

On August 8, 2011, Anthony Gebbia was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $170,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $53,096.

On September 1, 2011, the Company issued 79,545 shares of its common stock for a value of $125,000 or $1.57 per share, pursuant to the terms of the agreement entered into with TVA Media Group as discussed in Note 6.

On September 1, 2011, William Seery was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $155,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $38,644.

On September 1, 2011, William Seery was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $155,000, which will not be earned and delivered until six months of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $77,077.

On September 1, 2011, Joseph Mediate was entitled to 25,000 shares of the Company's common stock as a signing bonus, valued at $38,750, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $9,661.

On October 2, 2011, Jim Hartley was entitled to 100,000 shares of the
Company's common stock as a signing bonus, valued at $165,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $26,301.

On October 31, 2011, Bruce Hopp was entitled to 25,000 shares of the
Company's common stock as a signing bonus, valued at $42,250, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $3,588.

NOTE 9 - SUBSEQUENT EVENTS

On December 9, 2011, the Company amended an existing promissory note with Infinite Funding, Inc. by extending the original due date of December 15, 2011 to April 15, 2012.

The original note was dated September 28, 2011 with a principle amount due of $40,000. The Company has agreed to pay an extension fee of $10,000, thereby increasing the principle amount to $50,000 and extending the due date to April 15, 2012.

On December 9, 2011, the Company executed a 2nd Amendment to Promissory Note with Infinite Funding, Inc., extending the due date to April 15, 2012.

The original note was dated June 10, 2011 and was first amended on September 28, 2011. As a result of the second amendment, the Company has extended the due date to April 15, 2012 and agreed to pay an extension fee of $20,000, thereby increasing the amount of principle to $95,000.

On December 9, 2011, the Company executed a 3rd Amendment to Promissory Note with Infinite Funding, Inc., extending the due date from December 15, 2011 to April 15, 2012.

The original note was dated March 3, 2011, first amended on June 9, 2011, and amended a second time on September 28, 2011. The Company has agreed to pay an extension fee of $20,000, thereby increasing the principle balance due to $105,000.

On December 9, 2011, the Company entered into a new Promissory Note with Infinite Funding, Inc. for the principle sum of $100,000. The note is due on April 15, 2012 and accrues interest at 3% per annum.

On January 13, 2012, the Company and Peter Jacobsen Sports mutually agreed to terminate the Agreement entered into on October 24, 2011.

On December 28, 2011, Casey Walker terminated her engagement with the Company as VP Administration.

On January 13, 2012, the Company and Peter Jacobsen Sports mutually agreed to terminate the Agreement entered into on October 24, 2011.

On January 19, 2012, the Company and the USPT mutually agreed to terminate the Acquisition Agreement of August 21, 2011. The Company will retain ownership of the 2010 US Putting Tour Championship television programming produced by the Company and may distribute it to television outlets for airing in 2012 and will pay all costs in connection therewith.

On January 23, 2012, the Company and Silk For Less, Inc. mutually agreed to terminate the Agreement for the Exchange of Common Stock entered into on June 3, 2011.

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

The Company has been made aware by the Chief Executive Officer of the Company, that a complaint has been filed against the Company for approximately $534,000 by the United States Trustee for the Middle District of Florida to claim against funds we owe to our Chief Executive Officer and his wife. The Company has not been served with the complaint. In the event the Company is served with the complaint, it will vigorously defend the complaint. However, the outcome of the litigation, if it were to occur, cannot be determined at this time.

NOTE 11 - OTHER EVENTS

RESTATEMENT

The Company intends to restate its financial statements for the year ending May 31, 2011 and May 31, 2010 to correct items relating to the outstanding shares issued for the Victory Lane agreement. Accordingly, our previously filed financial statements for the year ending May 31, 2011 cannot be relied upon. On May 27, 2009, the Company issued 5,747,126 shares of common stock, valued at $10,000,000, to Victory Lane Financial Elite, LLC for the purchase of Victory Lane. In August 2009, a dispute arose between the Company and Victory Lane regarding alleged misrepresentations made by Victory Lane in connection with the Victory Lane Agreement. As a result the Company considered the transaction as incomplete, demanded the return of the shares and reversed the initial recording of the transaction.

Our May 31, 2011 Form 10K and the included comparative period ending May 31, 2010 Form 10-K will be restated to include the issuance of the shares valued at $10,000,000, and then an impairment loss for the $10,000,000 invested. The loss will be recorded retro-actively in August 2009, coinciding with the date the Company along with Victory Lane, LLC and R. Thomas Kidd filed a lawsuit in the United States District Court, Middle District of Florida. Our accumulated deficit for the current period ending May 31, 2011 and May 31, 2010 will therefore increase by $10,000,000, respectively. If the Company prevails in its suit against Victory Lane, the shares originally issued to Victory Lane will be returned to treasury and the Company will recognize the value as litigation proceeds on the income statement for the applicable period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that are set forth in our Form 10-K for the period ended March 31, 2011 and as might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

OVERVIEW

Effective May 31, 2011, the Company formed a wholly owned subsidiary, Armada Sports & Entertainment, Inc. ("Armada Sports"). On October 13, 2011, the Company filed an Amendment to the Articles of Armada Sports, changing its name to The Golf Championships, Inc. ("TGC"). TGC is a sports marketing and management company engaged in owning, developing and conducting made for television sports and entertainment events. The Golf Championships, Inc. currently owns THE GOLF CHAMPIONSHIPS, a series of unique competitions in the sport, known as The Million Dollar Invitationals, The World Putting Tour Championships ,and the Celebrity Challenges.

On June 10, 2011, the Company entered into a media agreement with TVA Media Group, Inc. to provide a national television, radio, social media, and print media campaign for the benefit of the Company and The Golf Championships, Inc., a wholly owned subsidiary of the Company. On November 30, 2011, the Company modified the original Agreement by extending the due dates and modified the terms of payments due to TVA. See note 6 to the financial statements.

On July 25, 2011, The Golf Championships, Inc., a wholly owned subsidiary of Domark International, Inc. announced that it had engaged GoConvergence to provide its world class television production services in connection with its US and Caribbean made for television Golf Championships; the Million Dollar Invitationals and World Putting Tour Championships.

On August 12, 2011, the Company entered into an Agent Agreement with VPAR Golf. VPAR has granted TGC an exclusive license on its VPAR Scoring system for Florida business development and for use at its events The Golf Championships, wherever they may occur in the world, excluding the United Kingdom.

On August 21, 2011, the Company entered into an Asset Purchase Agreement to acquire all of the assets of USPT, LLC. which owns and operates The US Putting Tour Championship. The purchase price for the assets is fifty thousand shares (50,000) of restricted common stock of the Company. In addition to the shares to be issued at closing, the Company has agreed to issue additional shares pursuant to the following schedule, and wholly conditioned upon the business assets being purchased generating a profit in the following three years after purchase;

25,000 shares for 2012, 25,000 shares for 2013, and 25,000 shares for 2014. On
January 19, 2012, the parties agreed to mutually terminate the agreement of August 21, 2011. The Company retains the ownership of the 2010 US Putting Tour Championship television programming produced by the Company and may distribute it to television outlets for airing in 2012 and will pay all costs in connection therewith.

On October 24, 2011, The Golf Championships, Inc., a wholly owned subsidiary of DoMark International, Inc., announced that it had reached an agreement with Peter Jacobsen Sports to provide event management services for its three (3) US and Caribbean Million Dollar Invitational and World Putting Tour Championships commencing in 2012. On January 13, 2012, the Company and Peter Jacobsen Sports mutually agreed to terminate the Agreement.

On October 31, 2011, the Company entered into an agreement with CBS Sports, A Division of CBS Broadcasting, Inc. Pursuant to the terms of the agreement, CBS will make available eight (8) two (2)-hour time periods for the high-definition
(HD) broadcast coverage of each of the 2012-2013 and 2013-2014 Million Dollar Invitationals. As consideration, the Company is to pay the net sums of (a) $450,000 per two (2)-hour network time period made available for the 2012-2013 Programs for a total of $1,800,000; and (b) $470,000 per two (2)-hour network time period made available for the 2013-2014 Programs, for a total of $1,880,000. The net sum for the 2012-2013 Programs shall be paid to CBS as follows: (a)$50,000 by no later than thirty (30) days prior to the taping of each Event, with the balance of $400,000 by no later than forty-five (45) days prior to the broadcast of each 2012-2013 Program. The net sum for the 2013-2014 Programs shall be paid to CBS as follows: (b)$50,000 by no later than thirty
(30) days prior to the taping of each Event, with the balance of $420,000 by no later than forty-five (45) days prior to the broadcast of each 2013-2014 Program. The total net sum payable to CBS under the Agreement is $3,680,000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2011 vs. NOVEMBER 30. 2010

Revenues for the three months ended November 30, 2011 were $0 as compared to $0 for the three months ended November 30, 2010. After the sale of ECFO on October 20, 2009, the Company no longer had any operating subsidiaries until May 31, 2011 when the Company formed a wholly owned subsidiary, Armada Sports. The Company is considered a development stage company Our future revenue plan is dependent on our ability to effectively close new viable acquisitions and the successful production of the golf events planned in 2012 through our wholly owned subsidiary, The Golf Championships,
Inc., (fka Armada Sports & Entertainment, Inc).

During the quarter ended November 30, 2011, the Company incurred production costs related to the USPT championship in the amount of $16,926. The Company will begin amortization of capitalized film costs and accrual (expensing) of participation costs when a film is released and it begins to recognize revenue from that film. The costs of producing a film and bringing that film to market consist of film costs, participation costs, exploitation costs, and manufacturing costs. Pursuant to FASB Codification Topic 926-20-35, the Company will begin amortization of capitalized film costs using the individual-film-forecast-computation which amortizes or accrues such costs in the same ratio that current period actual revenue bears to the estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year.

General and administrative expenses for the three months ended November 30, 2011 increased by $403,844 from $14,948 for the three months ended November 30, 2010. Stock compensation for the three months was $240,538 and other expenses have increased as a result of the development of the Company's sports business through its wholly owned subsidiary, The Golf Championships, Inc.

During the three months ended November 30, 2011, the Company prepaid expenses related to the golf events of our subsidiary in the amount of $158,000.

The Company realized a net loss of $418,792 for the three months ended November 30, 2011 compared to a net loss of $124,948 for the three months ended November 30, 2010.

SIX MONTHS ENDED NOVEMBER 30, 2011 vs. NOVEMBER 30, 2010

Revenues for the six months ended November 30, 2011 were $0 as compared to $0 for the six months ended November 30, 2010.

General and administrative expenses for the six months ended November 30, 2011 increased by $529,936 from $26,944 for the six months ended November 30, 2010. Expenses have increased as a result of the development of the Company's sports business through its wholly owned subsidiary, The Golf Championships, Inc. During the six month period ended November 30, 2011, the Company issued 630,205 shares of common stock, for a value of$250,000, as compensation for prepaid media services. The Company's total prepaid expenses for the six months is related to the golf events of our subsidiary and totals $283,000.

The Company realized a net loss of $556,930 for the six months ended November 30, 2011 compared to a net loss of $136,944 for the six months ended November 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Operating requirements have been funded primarily through financing facilities, sales of our common stock and loans from shareholders. Currently the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 during the six months ended November 30, 2011from the sale of our common stock and $0 for the six months ended November 30, 2010. The Company will continue to require financing from loans and notes payable until such time our business has generated income sufficient to carry our operating costs.

Cash used in operating activities for the six months ended November 30, 2011was ($267,854) compared to ($19,549) for the six months ended November 30, 2010.

Cash used in investing activities was ($4,000) for the six months ended November 30, 2011, compared to $0.00 for the six months ended November 30, 2010.

Cash provided by financing activities was $281,983 for the six months ended November 30, 2011as compared to $19,483 for the six months ended November 30, 2010. Financing activities consisted of cash received from shareholders and cash received on notes payable.

At November 30, 2011, the Company's cash balance was $14,716 and is not sufficient to cover operating expenses for the next twelve months, and the Company's cash position has not improved as of the date of this Report. As a result of the current liquidity shortfall, the company has deferred certain compensation due officers under their employments agreements until funding is obtained. We anticipate that we will need an additional $1,735,000 to implement our business plan during the next 12 months. Management, which has in the past funded cash flow deficiencies through additional loans from management, has indicated that they currently are unable to provide further financing. The Company is currently planning to conduct a private placement under Regulation D to raise up to approximately $63,000,000 through the sale of shares of preferred series B stock as well as the sale of sponsorships for its planned golf tournaments. However, there is no assurance that such a placement will occur or will be successful in raising the funds necessary to implement our business plan. If this placement does not occur or does not raise sufficient funds and management remains unable to provide additional loans, the Company will cease the development of its business plan as currently contemplated.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and/or additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at May 31, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 31, 2011, our disclosure controls and procedures are not effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In October, 2009, Victory Lane Financial Elite, LLC, Legacy Development, LLC and Patrick Costello filed suit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009-V-381-JW) against the Company, R. Thomas Kidd and various officers and directors of the Company, alleging that the Company was in breach of the Victory Lane Agreement and that the Company and certain of the individual defendants had committed various torts against the plaintiffs and that certain of the individual defendants had violated various fiduciary and other duties owed to the plaintiffs in connection with the Victory Lane Agreement and the handling of the Victory Lane Business (the "VLFE Case"). The plaintiffs sought a declaratory judgment to the effect that the Victory Lane Agreement had not been executed, as well as money damages from the Company and the individual defendants. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and have asserted various counterclaims including fraud and other torts. In July 2010 the court dismissed all of the individual defendants, other than R. Thomas Kidd, in response to a motion to dismiss for lack of jurisdiction. The case has since been stayed.

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

The Company has been made aware by the Chief Executive Officer of the Company, that a complaint has been filed against the Company for approximately $534,000 by the United States Trustee for the Middle District of Florida to claim against funds we owe to our Chief Executive Officer and his wife. The Company has not been served with the complaint. In the event the Company is served with the complaint, it will vigorously defend the complaint. However, the outcome of the litigation, if it were to occur, cannot be determined at this time.

ITEM 1A - RISK FACTORS

Not required.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On June 20, 2011, and pursuant to the terms of an Agreement dated June 1, 2011, the Company issued 550,660 of restricted common shares to TVA Media Group These shares were valued at $125,000 in consideration of prepaid media services. Under the terms of the Agreement, the Company is obligated to issue $500,000 worth of our restricted common stock, payable in installments of $125,000 each. The number of shares issued is determined by the five trading day Volume Weighted Average price prior to the date of issuance.

On September 1, 2011, the Company issued 79,545 shares of its common stock for a value of $125,000 or $1.57 per share, pursuant to the terms of the agreement entered into with TVA Media Group.

We relied upon Section 4(2) of the Securities Act of 1933 for these issuances. We believed that Section 4(2) of the Securities Act of 1933 was available because:

     * None of these issuances involved underwriters, underwriting discounts or commissions.

     * Restrictive legends were and will be placed on all certificates issued as described above.

     *    The distribution did not involve general solicitation or advertising.

     * The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

     *    Access to all our books and records.

     * Access to all material contracts and documents relating to our operations.

     * The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended November 30, 2011.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote from securities holders during the interim period ended November 30, 2011.

ITEM 5 - OTHER INFORMATION

RESTATEMENT

The Company intends to restate its financial statements for the year ending May 31, 2011 and May 31, 2010 to correct items relating to the outstanding shares issued for the Victory Lane agreement. Accordingly, our previously filed financial statements for the year ending May 31, 2011 cannot be relied upon. On May 27, 2009, the Company issued 5,747,126 shares of common stock, valued at $10,000,000, to Victory Lane Financial Elite, LLC for the purchase of Victory

Lane. Shortly thereafter, a dispute arose between the Company and Victory Lane regarding alleged misrepresentations made by Victory Lane in connection with the Victory Lane Agreement. As a result the Company considered the transaction as incomplete, demanded the return of the shares and reversed the initial recording of the transaction.

Our May 31, 2011 Form 10K and May 31, 2010 Form 10-K will be restated to include the issuance of the shares valued at $10,000,000, and then an impairment loss for the $10,000,000 invested. The loss will be recorded retro-actively in August 2009, coinciding with the date the Company along with Victory Lane, LLC and R. Thomas Kidd filed a lawsuit in the United States District Court, Middle District of Florida. Our accumulated deficit for the current period ending May 31, 2011 and May 31, 2010 will therefore increase by $10,000,000, respectively. If the Company prevails in its suit against Victory Lane, the shares originally issued to Victory Lane will be returned to treasury and the Company will recognize the value as litigation proceeds on the income statement for the applicable period.

ITEM 6 - EXHIBITS

EXHIBIT
NO.                             DOCUMENT DESCRIPTION
---                             --------------------
10.1       Agreement with with CBS Sports, A Division of CBS Broadcasting,
           Inc.

31.1 CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2 CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 * CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 * CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

----------
* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DoMark International, Inc., a Nevada corporation

Title                                  Name                   Date                       Signature
-----                                  ----                   ----                       ---------

Principal Executive Officer       R. Thomas Kidd         January 23, 2012       /s/ R. Thomas Kidd
                                                                                ------------------------------


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Name                 Title                              Date
---------                              ----                 -----                              ----


/s/ R. Thomas Kidd                R. Thomas Kidd     Principal Executive Officer and      January 23, 2012
------------------------------                       Director


/s/ William Seery                 William Seery      Principal Financial Officer and      January 23, 2012
------------------------------                       Principal Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NO.                             DOCUMENT DESCRIPTION
---                             --------------------
10.1       Agreement with with CBS Sports, A Division of CBS Broadcasting,
           Inc.

31.1 CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2 CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 * CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 * CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

----------
* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.