Form 10-Q/A
period 2011-11-30
Domark International Inc.
filed 2012-01-24
CIK 1365160

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011, filed with the Securities and Exchange Commission on January 23, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

                                      DoMark International, Inc.
                                            Registrant


Date: January 23, 2012                By: /s/ R. Thomas Kidd
                                          --------------------------------------
                                          R. Thomas Kidd
                                          Chief Executive Officer, Principal
                                          Executive Officer


                                      By: /s/ William Seery
                                          --------------------------------------
                                          William Seery
                                          Chief Financial Officer