Form 10-K/A
period 2011-05-31
Domark International Inc.
filed 2012-01-30
CIK 1365160

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

                                  757-572-9241
              (Registrant's telephone number, including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                 Accelerated filer [ ]

Non-accelerated filer [ ]                   Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on November 30, 2010 was $6,142,742

As of September 9, 2011, there were 36,460,835 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 100,000 shares of Preferred Stock, $0.001 par value per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                               TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS                                                            3
ITEM 1A.  RISK FACTORS                                                        4
ITEM 1B.  UNRESOLVED STAFF COMMENTS                                           8
ITEM 2.   PROPERTIES                                                          8
ITEM 3.   LEGAL PROCEEDINGS                                                   8
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                   9
ITEM 6.   SELECTED FINANCIAL DATA                                            10
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          10
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         11
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        12
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           28
ITEM 9A.  CONTROLS AND PROCEDURES                                            28
ITEM 9B.  OTHER INFORMATION                                                  29

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT.                                                      29
ITEM 11.  EXECUTIVE COMPENSATION                                             30
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                    30
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE                                                       31
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             31

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                         32

SIGNATURES                                                                   34

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to Domark International, Inc.'s (the "Company") Form 10-K for the fiscal year ended May 31, 2011, filed on September 14, 2011. The Company has restated its financial statements for the year ending May 31, 2011, to correct items relating to the outstanding shares issued for the Victory Lane agreement. Accordingly, our previously filed financial statements for the year ending May 31, 2011 cannot be relied upon. On May 27, 2009, the Company issued 5,747,126 shares of common stock, valued at $10,000,000, to Victory Lane Financial Elite, LLC for the purchase of Victory Lane. Shortly thereafter, a dispute arose between the Company and Victory Lane regarding alleged misrepresentations made by Victory Lane in connection with the Victory Lane Agreement. As a result the Company considered the transaction as incomplete, demanded the return of the shares and reversed the initial recording of the transaction.

Our May 31, 2011 Form 10-K will be restated to include the issuance of the shares valued at $10,000,000, and then an impairment loss for the $10,000,000 invested. The loss will be recorded retro-actively in August 2009, coinciding with the date the Company along with Victory Lane, LLC and R. Thomas Kidd filed a lawsuit in the United States District Court, Middle District of Florida. Our accumulated deficit for the current period ending May 31, 2011 and May 31, 2010 will therefore increase by $10,000,000, respectively. If the Company prevails in its suit against Victory Lane, the shares originally issued to Victory Lane will be returned to treasury and the Company will recognize the value as litigation proceeds on the income statement for the applicable period.

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

During the last half of 2009, the Company sold two of its operating subsidiaries, Javaco, Inc. and ECFO Corporation and effected rescissions of acquisition transactions on the remainder of its operating businesses. Between October 2009 and May 2011, the Company had no material ongoing operations. The business of the Company during the period from October 2009 through May 2011 was to seek out new acquisitions and to conduct the litigation with Victory Lane. On May 31, 2011, the Company formed a wholly owned subsidiary, Armada Sports & Entertainment, Inc. ("Armada"). Armada is a sports marketing and management company engaged in owning, developing, and conducting made-for-television sports and entertainment events. Armada currently owns "The Golf Championships", a series of unique competitions in the sport known as The Million Dollar Invitational, The World Putting Tour Championships, and the Celebrity Challenges. Through Armada, the Company intends to generate revenues through the sale of advertising, sponsorships, event tickets, promotional fees, broadcasting rights and other products. The Company is also currently reviewing, researching, and evaluating other acquisitions in the sports and entertainment field as well as related industries.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing a public company's financial statements must attest to and report on management's assessment of the effectiveness of its internal controls over financial reporting. These requirements are not presently applicable to us, and we do not expect the requirement to have the public accounting firm auditing our financial statements attest to and report on management's assessment of the effectiveness of its internal controls over financial reporting to be applicable to us in the foreseeable future. If and when these regulations become applicable to us and if we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. We have not yet begun a formal process to evaluate our internal controls over financial reporting. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, substantial uncertainty exists regarding our ability to comply by applicable deadlines.

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

As of September 9, 2011, there were 36,460,835 shares of our common stock outstanding and there were approximately 89 shareholders of record of the Company's common stock.

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

The operating loss for fiscal 2011 decreased to $125,478 as compared to $2,243,935 in fiscal 2010. Our loss from discontinued operations for the period ending May 31, 2011 was $0.00 as compared to $568,722 for the period ending May 31, 2010.

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

Cash provided (used) by operating activities for the fiscal year 2011 was ($33,444) compared to $448,773 for the fiscal year 2010. Depreciation expense for fiscal year 2011 was $1,715 as compared to $659 for fiscal 2010.

Cash (used in) provided in investing activities was ($3,500) for the fiscal year 2011, compared to $0.00 for the fiscal year 2010.

Cash provided by financing activities was $41,334 for fiscal year 2011 as compared to 678,924 for fiscal 2010. Financing activities consisted of cash received from shareholders and notes payable.

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

ITEM 8. FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:                               13

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet at May 31, 2011 and 2010                        14

  Consolidated Statements of Operations for the years ended
   May 31, 2011 and 2010                                                     16

  Consolidated Statements of Stockholders' Deficit for the years
   ended May 31, 2011 and 2010                                               17

  Consolidated Statements of Cash Flows for the years ended
   May 31, 2011 and 2010                                                     18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   19

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


/s/ De Joya Griffith & Company, LLC
----------------------------------------------
Henderson, Nevada

September 13, 2011, except for Note 4 which is dated January 27, 2012

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     As of May 31,        As of May 31,
                                                         2011                 2010
                                                       --------             --------
                                                      (Restated)      (Unaudited-Restated)
CURRENT ASSETS
  Cash                                                 $  4,587             $    197
  Loans and notes receivable                                 --              100,000
                                                       --------             --------
      Total current assets                                4,587              100,197
                                                       --------             --------
FIXED ASSETS
  Property & equipment, net                                 399                1,531
                                                       --------             --------
      Total fixed assets                                    399                1,531
                                                       --------             --------
OTHER ASSETS
  Website development costs                               6,417                   --
  Investment in unconsolidated subsidiary                    --               10,000
                                                       --------             --------
      Total other assets                                  6,417               10,000
                                                       --------             --------

      TOTAL ASSETS                                     $ 11,403             $111,728
                                                       ========             ========

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                   As of May 31,          As of May 31,
                                                                       2011                   2010
                                                                   ------------           ------------
                                                                    (Restated)        (Unaudited-restated)
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $     44,987           $     61,168
  Note payable                                                           75,000                     --
                                                                   ------------           ------------
      Total current liabilities                                         119,987                 61,168
                                                                   ------------           ------------
LONG-TERM LIABILITIES
  Due to affiliate and shareholder                                      696,171                729,835
                                                                   ------------           ------------
      Total long-term liabilities                                       696,171                729,835
                                                                   ------------           ------------
      TOTAL LIABILITIES                                                 816,158                791,003
                                                                   ------------           ------------
STOCKHOLDERS' DEFICIT
  Convertible preferred stock series A, $0.001 par value,
   authorized: 2,000,000
   issued: 100,000 and none, respectively                                   100                    100
  Common stock, $0.001 par value,
   authorized: 200,000,000
   issued: 36,460,835 and 36,460,835, respectively                       36,461                 36,461
  Additional paid in capital                                         26,448,172             26,448,172
  Accumulated deficit                                               (26,850,830)           (26,850,830)
  Accumulated deficit during development stage                         (438,656)              (313,178)
                                                                   ------------           ------------
      Total stockholders' deficiency                                   (804,755)              (679,275)
                                                                   ------------           ------------

      TOTAL LIABILITIES AND EQUITY                                 $     11,403           $    111,728
                                                                   ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STATE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                                From
                                                                                                          October 21, 2009
                                                                  For the               For the          (Development stage)
                                                                 year ended           year ended                 to
                                                                May 31, 2011         May 31, 2010           May 31, 2011
                                                                ------------         ------------           ------------
                                                                (Restated)       (Unaudited-Restated)   (Unaudited-Restated)
GENERAL AND ADMINISTRATIVE EXPENSES                             $     35,161         $  1,904,430           $    348,225

BAD DEBT EXPENSE                                                     100,000                1,882                100,000

IMPAIRMENT OF GOODWILL                                                    --              332,000                 10,000
                                                                ------------         ------------           ------------
OPERATING INCOME/(LOSS)                                             (135,161)          (2,238,312)              (458,225)

GAIN ON SALE OF SUBSIDIARY                                                --                8,000                     --

OTHER INCOME                                                          19,681               26,377                 29,567

IMPAIRMENT OF ASSET                                                  (10,000)         (10,040,000)               (10,000)
                                                                ------------         ------------           ------------

NET LOSS FROM OPERATIONS                                        $   (125,480)        $(12,243,935)          $   (438,656)
                                                                ============         ============           ============
INCOME (LOSS) FROM DISCONTINUED OPERATONS                                 --             (568,722)                    --

NET LOSS                                                        $   (125,480)        $(12,812,657)          $   (438,658)
                                                                ============         ============           ============

Loss per share on continuing operations, basic and diluted      $      (0.07)        $      (0.13)

Loss per share on discontinued operations, basic and diluted    $      (0.00)        $      (0.02)

Net loss per share, basic and diluted                           $      (0.07)        $      (0.15)

Weighted average common shares outstanding                        36,460,835           36,460,835


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                               As of May 31, 2011

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                 Additional      During the          Total
                                 Preferred Stock          Common Stock            Paid-in       Development       Stockholders'
                                Amount    Shares      Shares        Amount        Capital          Stage            Deficit
                                ------    ------      ------        ------        -------          -----            -------
Balance, May 31, 2009               --   $    --    151,070,387    $151,169    $ 36,226,508     $(14,351,352)    $(22,026,326)

Common Stock issued for
consulting on June 1, 2009
at $2.00 per share                  --        --          3,000           3           5,997               --            6,000

Common Stock issued for
consulting on June 1, 2009
at $2.00 per share                  --        --         50,000          50          99,950               --          100,000

Common Stock issued for
consulting on June 1, 2009
at $2.00 per share                  --        --         25,000          25          49,975               --           50,000

Common Stock issued for
consulting on June 1, 2009
at $2.00 per share                  --        --        212,500         213         424,787               --          425,000

Common Stock issued for
consulting on June 2, 2009
at $1.90 per share                  --        --          2,500           3           4,997               --            5,000

Common Stock issued for
consulting on June 3, 2009
at $1.90 per share                  --        --          5,000           5           9,495               --            9,500

Common Stock issued for
consulting on June 4, 2009
at $1.90 per share                  --        --         15,750          16          29,909               --           29,925

Common Stock issued for
consulting on June 6, 2009
at $1.90 per share                  --        --        125,000         125         218,625               --          218,750

Common Stock returned to
treasury as a result of
rescinded consulting
agreement on August 7, 2009         --        --        (50,000)        (50)       (204,950)              --         (205,000)

Preferred Stock issued for
compensation on December 1,    100,000       100             --          --              --               --              100
2009

Common Stock returned to
treasury for debt settlement
at $0.04 per share                  --        --   (111,438,394)    111,438)     (3,398,562)              --       (3,510,000)

Common Stock returned to
treasury and cancelled as
a result of rescissions             --        --     (3,559,908)     (3,560)     (3,398,562)              --       (3,510,000)

Net Loss from discontinued
operations                          --        --             --          --              --         (568,722)        (568,722)

Net Income (loss)                   --        --             --          --              --      (12,243,935)     (12,243,935)
                               -------   -------   ------------    --------    ------------     ------------     ------------
Balance, May 31, 2010          100,000       100     36,460,835      36,461      26,448,172      (27,164,009)        (679,275)

Net Loss from discontinued
operations                          --        --             --          --              --               --               --

Net Income (loss)                   --        --             --          --              --         (125,480)        (125,480)
                               -------   -------   ------------    --------    ------------     ------------     ------------

Balance, May 31, 2011          100,000   $   100   $ 36,460,835    $ 36,461    $ 26,448,172     $(27,289,488)    $   (804,755)
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

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               For the twelve months ending May 31, 2011 and 2010

                                                                                                                  From
                                                                                                            October 21, 2009
                                                                      For the               For the        (Development stage)
                                                                     year ended           year ended               to
                                                                    May 31, 2011         May 31, 2010         May 31, 2011
                                                                   --------------       --------------       --------------
                                                                    (Restated)       (Unaudited-Restated)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $    (125,480)       $ (12,243,935)       $    (438,658)
                                                                   -------------        -------------         -------------
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and Amortization                                         1,715                  659                 2,374
     Impairment of Assets                                                 10,000           10,040,000                10,000
     Impairment of Goodwill                                                   --              332,000                    --
     Common stock issued as compensation and for expenses                     --              957,344                    89
     Gain on sale of subsidiary                                               --               (8,000)                   --
     Bad debt expense                                                    100,000                1,882                    --

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (Increase)/Decrease Prepaid Exp and Other Current Assets                    --            1,519,363                    --
  Increase/(Decrease) in Accounts Payable                                (19,681)                (540)              (78,130)
  Increase/(Decrease) in Accrued Expenses                                     --             (150,000)                   --
                                                                   -------------        -------------         -------------
      Net cash provided by (used in) operating activities                 33,446              448,773              (504,325)
                                                                   -------------        -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Paid for Web Development                                           (3,500)                  --                (3,500)
                                                                   -------------        -------------         -------------
      Net cash flows provided by (used in) investing activities           (3,500)                  --                (3,500)
                                                                   -------------        -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash Received/(Paid) from/(to) Affiliates and/or Shareholders          (33,664)             678,924               534,355
  Cash Received/(Paid) on notes payable                                   75,000                   --                75,000
  Cash Received/(Paid) on notes payable                                       --                   --              (100,470)
                                                                   -------------        -------------         -------------
      Net cash provided by (used in) financing activities                 41,336              678,924               508,885
                                                                   -------------        -------------         -------------
CASH RECONCILIATION
  Net increase (decrease) in cash and cash equivalents                     4,390            1,127,697                 1,060
  Net cash flows from discontinued operations                                 --           (1,143,299)                   --
  Cash and cash equivalents - beginning balance                              197               15,799                 3,527
                                                                   -------------        -------------         -------------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                    $       4,587        $         197         $       4,587
                                                                   =============        =============         =============


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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations of $125,480 and $12,243,935 for the years ended May 31, 2011 and 2010, respectively. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 4 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatement on the consolidated financial statements as of and for the year ended May 31, 2011 and the comparative period ending May 31, 2010 is shown in the following tables:

                                           As reported
                                         for May 31, 2010
                                         in 10-K filed on
                                        September 14, 2011         Adjustment             As restated
                                        ------------------         ----------             -----------
BALANCE SHEET DATA - MAY 31, 2010
  Common stock                             $     30,714           $      5,747           $     36,461
  Additional paid-in capital               $ 16,453,918           $  9,994,254           $ 26,448,172
  Accumulated deficit                      $(16,850,830)          $(10,000,000)          $(26,850,830)
  Total stockholders' deficiency           $   (679,277)          $          2           $   (679,275)

                                           As reported
                                         for May 31, 2011
                                         in 10-K filed on
                                        September 14, 2011         Adjustment             As restated
                                        ------------------         ----------             -----------
BALANCE SHEET DATA -- MAY 31, 2011
  Common stock                             $     30,714          $      5,747            $     36,461
  Additional paid-in capital               $ 16,453,918          $  9,994,254            $ 26,448,172
  Accumulated deficit                      $(16,850,830)         $(10,000,000)           $(26,850,830)

                                           As reported
                                         for May 31, 2010
                                         in 10-K filed on
                                        September 14, 2011         Adjustment             As restated
                                        ------------------         ----------             -----------
STATEMENT OF OPERATIONS DATA
FOR THE YEAR ENDED MAY 31, 2010
  Asset Impairment                         $     40,000          $ 10,000,000            $ 10,040,000
  NET LOSS                                 $ (2,812,657)         $(10,000,000)           $(12,812,657)
  BASIC AND DILUTED NET LOSS PER SHARE     $      (0.07)         $      (0.08)           $      (0.15)

                                           As reported
                                         for May 31, 2010
                                         in 10-K filed on
                                        September 14, 2011         Adjustment             As restated
                                        ------------------         ----------             -----------
STATEMENT OF CASH FLOWS DATA
FOR THE YEAR ENDED MAY 31, 2010
  NET LOSS                                 $ (2,243,935)         $(10,000,000)           $(12,243,935)
  Asset Impairment                         $     40,000          $ 10,000,000            $ 10,040,000
  NET CASH USED IN OPERATING ACTIVITIES    $    449,853          $    (1,080)            $    448,773
  NET INCREASE (DECREASE) IN CASH          $  1,128,777          $    (1,080)            $  1,127,697

                                           As reported
                                         for May 31, 2011
                                         in 10-K filed on
                                        September 14, 2011         Adjustment             As restated
                                        ------------------         ----------             -----------
STATEMENT OF CASH FLOWS DATA
FOR THE YEAR ENDED MAY 31, 2011
  Asset Impairment                         $    110,000          $ (100,000)             $     10,000

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is indebted to R. Thomas Kidd, the Company's Chief Executive Officer and sole Director, and his wife, in the amount of $696,171, which amount does not bear interest but is due on demand. This amount reflects advances made to the Company by Mr. Kidd and his wife.

NOTE 7 - NOTES RECEIVABLE

On November 30, 2010, the Company deemed a $100,000 note receivable as uncollectable and has written it off to bad debt.

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED SUBSIDIARY

On November 30, 2010, the Company deemed the investment in an unconsolidated subsidiary as a loss and has impaired the $10,000 asset.

NOTE 9 - NOTE PAYABLE

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

NOTE 10 - INCOME TAXES

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $4,093,423 from inception through May 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2010 are as follows:

     Deferred tax assets:
       Federal                                                 $ 4,093,423
       State                                                             0
                                                               -----------
       Total Deferred Tax Asset                                  4,093,423
       Less valuation allowance                                 (4,093,423)
                                                               -----------

                                                               $         0
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

NOTE 12 - STOCKHOLDER'S EQUITY

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

During October and November 2009, 3,559,908 shares of common stock were returned to treasury as a result of rescissions for a value of $7,022,120, or an average of $1.98 per share.

NOTE 13 - OTHER INCOME AND EXPENSE

At May 31, 2011, the Company has taken two accrued vendor balances no longer owed and written $19,681 down to Other Income.

NOTE 14 - SUBSEQUENT EVENTS

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

On July 26, 2011, the Company engaged Anthony Gebbia as Chief Operating Officer with an effective start date of August 8, 2011.

On July 29, 2011, DoMark International, Inc., the parent of Armada Sports & Entertainment, Inc., announced that it had launched its new corporate website at www.domarkintl.com.

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

On Aug 24, 2011, Armada Sports & Entertainment, Inc., a wholly owned subsidiary of DoMark International, Inc., announced that it had reached an agreement with Peter Jacobsen Sports to provide event management services for its three (3) US and Caribbean Million Dollar Invitationals and World Putting Tour Championships commencing in 2012.

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

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, May 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of May 31, 2011.

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

From time to time, the Company's officers have provided loans to the Company. At May 31, 2011, the Company is indebted to R. Thomas Kidd and Joan L. Kidd, the Company's Chief Executive Officer and sole Director, and his wife in the amount of $696,169, which amount does not bear interest but is due on demand. This amount reflects advances made to the Company by Mr. Kidd and his wife.

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

----------
Footnotes
1 Filed as Exhibit 3.1 to the Company's Form SB-2 filed on August 6, 2006 and incorporated herein by reference.
2 Filed as Exhibit 3.2 to the Company's Form SB-2 filed on August 6, 2006 and incorporated herein by reference.
3 Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 22, 2010 and incorporated herein by reference.
4 Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 6, 2011 and incorporated herein by reference.
5 Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2011 and incorporated herein by reference.
6 Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2011 and incorporated herein by reference.
7 Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2011 and incorporated herein by reference.
8 Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ending May 31, 2009 and incorporated herein by reference.
9    Filed herewith
10   Filed herewith
11   Filed herewith
12   Filed herewith
13   Filed herewith
14 Filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ending May 31, 2009 and incorporated herein by reference.
15 Filed as Exhibit 99.2. to the Company's Annual Report on Form 10-K for the year ending May 31, 2009 and incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant
DoMark International, Inc.

Date: January 27, 2012


By: /s/ R. Thomas Kidd
    --------------------------------------------
    R. Thomas Kidd
    Chairman, President, Chief Executive Officer

Date: January 27, 2012


By: /s/ R. Thomas Kidd
    -------------------------------------------
    R Thomas Kidd
    Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of September.


/s/ R. Thomas Kidd
-----------------------------------------------
R. Thomas Kidd
Chairman, President, Chief Executive Officer


/s/ R. Thomas Kidd
-----------------------------------------------
R Thomas Kidd
Principal Financial Officer