Form 10-Q
period 2012-02-29
Domark International Inc.
filed 2012-04-23
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 29, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT

               For the transition period from ________ to ________

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

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at April 23, 2012
          -----                                  -------------------------------
Common stock, $0.001 par value                             37,566,798

EXPLANATORY NOTE

This Form 10-Q of Domark International, Inc.'s (the "Company") reflects the status and operations of the Company and its Armada/The Golf Championships ("Armada") subsidiary as of February 29, 2012.

On March 5, 2012 Company entered into an Asset Purchase Agreement (the "Agreement") with its then controlling shareholder, R. Thomas Kidd ("Kidd"), for the sale of Armada, and certain assets related thereto.

Pursuant to the terms of the Agreement, all assets and liabilities directly related to Armada (as more fully described in Exhibit 10.1 of the Company's Current Report on Form 8-k filed on March 9, 2012) were transferred to a new company ("NewCo") formed by Kidd. In consideration for the sale of Armada, Kidd returned to the Company 50,000 shares of the Company's Series A Preferred Stock and 9,771,500 shares of the Company's Common Stock. In addition, NewCo assumed all liabilities due to Kidd by the Company, estimated to be $1,084,000.

As of March 5, 2012 the Company is solely focused on the operations of its SolaWerks, Inc. subsidiary. As a result of the change in the Company's business model, the disclosures and financial results contained herein should be reviewed as they relate to the Company's historical operations but should be discounted as they relate to the Company's potential future results.

                           DOMARK INTERNATIONAL, INC.
                            INDEX TO FORM 10-Q FILING
                   FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited)
         Consolidated Balance Sheets                                           4
         Consolidated Statements of Operations                                 5
         Consolidated Statements of Cash Flows                                 6
         Notes to Consolidated Financial Statements                            7

Item 2.  Management Discussion & Analysis of Financial Condition and
         Results of Operations                                                16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20

Item 4.  Controls and Procedures                                              20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 1A. Risk Factors                                                         21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3.  Defaults Upon Senior Securities                                      22

Item 4.  Mine Safety Disclosure                                               22

Item 5.  Other information                                                    22

Item 6.  Exhibits                                                             23

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS

                                                                         As of                  As of
                                                                      February 29,              May 31,
                                                                          2012                   2011
                                                                      ------------           ------------
                                                                       (Unaudited)            (Re-stated)
ASSETS

CURRENT ASSETS
  Cash                                                                $      5,993           $      4,587
  Inventory - tv production                                                 16,926                     --
  Prepaid expenses                                                         403,593                     --
                                                                      ------------           ------------
      TOTAL CURRENT ASSETS                                                 426,512                  4,587
                                                                      ------------           ------------
FIXED ASSETS
  Property & equipment, net                                                  3,867                    399
                                                                      ------------           ------------
      TOTAL FIXED ASSETS                                                     3,867                    399
                                                                      ------------           ------------
OTHER ASSETS
  Website development costs, net                                             5,167                  6,417
  VPAR license, net                                                         24,432                     --
  Deferred finance costs                                                    47,097                     --
                                                                      ------------           ------------
      TOTAL OTHER ASSETS                                                    76,696                  6,417
                                                                      ------------           ------------

      TOTAL ASSETS                                                    $    507,075           $     11,403
                                                                      ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $    323,470           $     44,987
  Notes payable                                                            355,645                 75,000
  Due to affiliate and shareholder                                         926,735                696,171
                                                                      ------------           ------------
      TOTAL CURRENT LIABILITIES                                          1,605,850                816,158
                                                                      ------------           ------------
      TOTAL LIABILITIES                                                  1,605,850                816,158
                                                                      ------------           ------------
STOCKHOLDERS' DEFICIT
  Convertible preferred stock, series A: $0.001 par value,
   authorized: 2,000,000 issued: 100,000 and 100,000 shares,
   respectively                                                                100                    100
  Common stock: $0.001 par value, authorized: 100,000,000
    issued:  37,566,798 and 36,460,835 shares, respectively                 37,566                 36,461
  Additional paid-in capital                                            27,472,064             26,448,172
  Common stock payable                                                      37,500                     --
  Accumulated deficit                                                  (26,850,830)           (26,850,830)
  Accumulated deficit during the development stage                      (1,795,175)              (438,656)
                                                                      ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                       (1,098,775)              (804,755)
                                                                      ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $    507,075           $     11,403
                                                                      ============           ============


               See accompanying notes to the financial statements

                           DOMARK INTERNATIONAL, INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          From October 21, 2009
                                                                                                           (Development Stage)
                                          Three Months Ended                   Nine Months Ended                 through
                                    February 29,      February 28,      February 29,       February 28,        February 29,
                                        2012              2011              2012               2011                2012
                                    ------------      ------------      ------------       ------------        ------------
                                    (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)          (Unaudited)
REVENUE                             $         --      $         --      $         --       $         --        $         --

Cost of Sales                             17,918                              17,918                                 17,918
Gross loss                               (17,918)                            (17,918)                               (17,918)

OPERATING EXPENSES:
  Bad debt expense                            --                --                --            100,000             100,000
  General & Administrative               781,671              (450)        1,338,601             26,511           1,686,824
  Impairment of goodwill                      --                --                --                 --              10,000
                                    ------------      ------------      ------------       ------------        ------------
TOTAL OPERATING EXPENSES                 781,671              (450)        1,338,601           (126,511)          1,814,742
                                    ------------      ------------      ------------       ------------        ------------
INCOME/(LOSS) FROM OPERATIONS           (799,589)              450        (1,356,519)          (126,511)         (1,814,742)

OTHER (INCOME) EXPENSES
  Impairment of asset                         --                --                --            (10,000)            (10,000)
  Other Income                                --                --                --                 --              29,567
                                    ------------      ------------      ------------       ------------        ------------

NET GAIN/(LOSS) FROM OPERATIONS     $   (799,589)     $        450      $ (1,356,519)      $   (136,511)       $ (1,795,175)
                                    ============      ============      ============       ============        ============

NET INCOME/(LOSS)                   $   (799,589)     $        450      $ (1,356,519)      $   (136,511)       $ (1,795,175)
                                    ============      ============      ============       ============        ============

NET LOSS PER COMMON SHARE - BASIC   $      (0.01)     $      (0.00)     $      (0.02)      $      (0.00)
                                    ============      ============      ============       ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:                         37,090,166        36,460,835        36,990,434         36,460,835


               See accompanying notes to the financial statements

                           DOMARK INTERNATIONAL, INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              Period from
                                                                                                            October 21, 2009
                                                                                                              (Development
                                                                               Nine Months Ended                Stage) to
                                                                       February 29,       February 28,        February 29,
                                                                           2012               2011                2012
                                                                       ------------       ------------        ------------
                                                                        (Unaudited)        (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $ (1,356,519)      $   (136,511)       $ (1,795,175)
                                                                       ------------       ------------        ------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                            9,253                768              11,627
     Impairment of Assets                                                        --             10,000              10,000
     Bad Debt Expense                                                            --            100,000                  --
     Stock issued as compensation and for expenses                          687,498                 --             687,587
  Changes in operating assets and liabilities:
     Increase in inventory- tv production                                   (28,593)                --             (28,593)
     Bank Overdraft                                                              --                 22                  --
     Prepaid expenses & other current assets                                (16,926)                --             (16,926)
     Accounts payable and accrued expenses
                                                                            278,483                 --             199,292
                                                                       ------------       ------------        ------------
           NET CASH USED IN OPERATING ACTIVITIES                           (426,804)           (25,721)           (932,188)
                                                                       ------------       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for licensing                                                   (25,000)                --             (25,000)
  Furniture & equipment                                                      (4,000)                --              (4,000)
  Cash paid for web development                                              (4,000)                --              (7,500)
                                                                       ------------       ------------        ------------
           NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES        (33,000)                --             (36,500)
                                                                       ------------       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred financing costs                                                  (50,000)                --             (50,000)
  Proceeds from notes payable                                               280,645                 --             355,645
  Payments on notes payable                                                      --                 --            (100,469)
  Proceeds from stockholder loans                                           230,565             25,546             764,918
                                                                       ------------       ------------        ------------
           NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                  461,210             25,546             970,094
                                                                       ------------       ------------        ------------
NET CHANGE IN CASH                                                            1,406               (197)              2,466

CASH BALANCE AT BEGINNING OF PERIOD                                           4,587                197               3,527
                                                                       ------------       ------------        ------------

CASH BALANCE AT END OF PERIOD                                          $      5,993       $         --        $      5,993
                                                                       ============       ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Stock issued for prepaid expense                                     $    375,000       $         --        $    375,000
                                                                       ============       ============        ============


               See Accompanying Notes to the Financial Statements

                           DOMARK INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED FEBRUARY 29, 2012


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

On May 31, 2011, the Company formed a wholly owned subsidiary, Armada Sports & Entertainment, Inc. ("Armada Sports"). On October 13, 2011, the Company filed an Amendment to the Articles of Armada Sports, changing its name to The Golf Championships, Inc. ("TGC"). TGC is a sports marketing and Management company engaged in owning, developing, and conducting made-for-television Sports and entertainment events. The Golf Championships, Inc. owns "The Golf Championships", a series of unique competitions in the sport known as The Million Dollar Invitationals, The World Putting Tour Championships, and the Celebrity Challenges. Through TGC, the Company intends to generate revenues through the sale of advertising, sponsorships, event tickets, promotional fees, broadcasting rights and other products. The Company is also currently reviewing, researching, and evaluating other acquisitions in the sports and entertainment field as well as related industries. The Company is currently in default with the Nevada Secretary of State.

NOTE 2 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $1,795,175 at February 29, 2012, and a net loss of $1,356,523 for the nine months then ended.

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

NOTE 3 - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of DOMARK INTERNATIONAL, INC. (the "Company") have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2012.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At February 29, 2012 and February 28, 2011, cash and cash equivalents included cash in the bank.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company is indebted to R. Thomas Kidd, the Company's Chief Executive Officer and sole Director, and his wife, in the amount of $926,736 and $696,171 as of February 29, 2012 and May 31, 2011, respectively, which amount does not bear interest and is due on demand. This amount reflects advances made to the Company by Mr. Kidd and his wife.

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

As of February 29, 2012, $150,000 was due for future media services not yet rendered, however the payments have not been made and the TGC is seeking modification of the current agreement.

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

On September 28, 2011, Robert M. Greenway and Paul Mangiamele were appointed as directors of the Company. As per the agreement, each director will receive an annual salary of $25,000 payable in quarterly installments. In addition, each director will receive as compensation, 100,000 shares of restricted stock. Effective March 5, 2012, Robert M. Greenway and Paul Mangiamele resigned from their respective positions on the Board of Directors.

On September 29, 2011, the Company entered into an agreement with Global Sports and Entertainment to procure celebrities or celebrity athletes to participate in The Celebrity Golf Challenge series and/or host one of our other events. Fees are dependent upon the ability of Global Sports and Entertainment to procure celebrity hosts for the anticipated events. Should Global Sports and Entertainment be successful in this endeavor, fees are estimated to be $30,000 for the remainder of 2011 and $290,000 for 2012. As of February 29, 2012, the Company has incurred $0 fees for services.

On October 1, 2011, the Company entered into an agreement with Brener Zwikel & Associates to develop global brand recognition of The Golf Championships and its series of events. In compensation for services, the Company has agreed to issue $90,000 in stock in quarterly installments beginning January 31, 2012. In addition to the stock compensation, the Company has agreed to pay a monthly retainer in the amount of $6,000 beginning October 30, 2011 and increasing to $10,000 as of July 30, 2012 through November 30, 2012. As of February 29, 2012, $30,000 was due under this agreement, however the payments have not been made and the TGC is seeking modification of the current agreement.

On October 8, 2011, the Company entered into a letter agreement with Mary A. Beck who will serve as an independent director of DoMark. As per the agreement, the director will receive an annual salary of $25,000 payable in quarterly installments. In addition, the director will receive as compensation, 100,000 shares of restricted stock. . Effective March 5, 2012, Mary Beck resigned from her position on the Board of Directors.

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

NOTE 7 - LIABILITIES & NOTES PAYABLE

On February 29, 2012, Company entered into a Promissory Note with R. Thomas Kidd, Chief Executive Officer of the Company, and Infinite Funding, Inc. ("IFI"). This Note replaces four promissory notes issued by IFI to the Company as more fully described below.

Effective March 3, 2011, we obtained an unsecured loan in the amount of $75,000 from Infinite Funding, Inc. ("IFI") as evidenced by a Promissory Note from the Company to Infinite Funding, Inc. dated March 3, 2011 (the "IFI Note"). The Note was amended three times to extend the due date and was first amended on June 9, 2011, a second time on September 28, 2011, and a third amendment on December 9, 2011. Pursuant to the amendments, the Company agreed to pay extension fees of $30,000, thereby increasing the principle balance of this Note to $105,000.

Effective June 10, 2011, we obtained an unsecured loan in the amount of $75,000 from Infinite Funding, Inc. ("IFI") as evidenced by a Promissory Note from the Company to Infinite Funding, Inc. dated June 10, 2011 (the "IFI Note"). The Note was amended two times to extend the due date and was first amended on September 28, 2011 and again on December 9, 2011. Pursuant to the amendments, the Company agreed to pay extension fees of $20,000, thereby increasing the principle balance of this Note to $95,000.

Effective September 28, 2011, we obtained an unsecured loan in the amount of $40,000 from Infinite Funding, Inc. ("IFI") as evidenced by a Promissory Note from the Company to Infinite Funding, Inc. dated September 28, 2011 (the "IFI Note"). The Note was amended to extend the due date on December 9, 2011. Pursuant to this amendment, the Company agreed to pay an extension fee of $10,000, thereby increasing the principle balance of this Note to $50,000.

Effective December 9, 2011, we obtained an unsecured loan in the amount of $100,000 from Infinite Funding, Inc. ("IFI") as evidenced by a Promissory Note from the Company to Infinite Funding, Inc. dated December 9, 2011 (the "IFI Note").

As a result of the consolidated debt, the Company is now obligated under a single Promissory Note dated February 29, 2012 in the aggregate principle amount of $350,000 along with $5,644.53 in accrued interest. The Note is due on October 15, 2012 and accrues interest at 3% per annum.

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

On June 15, 2011, Peter Gordon was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $22,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $10,186. Pursuant to an agreement for the sale of assets of The Golf Championships, Inc. made effective March 5, 2012, the Company has reversed the accrued stock compensation in the amount of $10,186.

On August 1, 2011, Jordan Silverstein was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $150,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $50,137. Pursuant to an agreement for the sale of assets of The Golf Championships, Inc. made effective March 5, 2012, the Company has reversed the accrued stock compensation in the amount of $50,137.

On August 8, 2011, Anthony Gebbia was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $170,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $53,096. Pursuant to an agreement for the sale of assets of The Golf Championships, Inc. made effective March 5, 2012, the Company has reversed the accrued stock compensation in the amount of $53,096.

On September 1, 2011, the Company issued 79,545 shares of its common stock for a value of $125,000 or $1.57 per share, pursuant to the terms of the agreement entered into with TVA Media Group as discussed in Note 6.

On September 1, 2011, William Seery was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $155,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $38,644. Pursuant to an agreement for the sale of assets of The Golf Championships, Inc. made effective March 5, 2012, the Company has reversed the accrued stock compensation in the amount of $38,644.

On September 1, 2011, William Seery was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $155,000, which will not be earned and delivered until six months of service has elapsed under the agreement. As of February 29, 2012, the shares have fully vested and the Company has recorded common stock payable

On September 1, 2011, Joseph Mediate was entitled to 25,000 shares of the Company's common stock as a signing bonus, valued at $38,750, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $9,661. Pursuant to an agreement for the sale of assets of The Golf Championships, Inc. made effective March 5, 2012, the Company has reversed the accrued stock compensation in the amount of $9,661.

On October 2, 2011, Jim Hartley was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $165,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $25,863. Pursuant to an agreement for the sale of assets of The Golf Championships, Inc. made effective March 5, 2012, the Company has reversed the accrued stock compensation in the amount of $25,863.

On October 31, 2011, Bruce Hopp was entitled to 25,000 shares of the Company's common stock as a signing bonus, valued at $42,250, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $3,473. Pursuant to an agreement for the sale of assets of The Golf Championships, Inc. made effective March 5, 2012, the Company has reversed the accrued stock compensation in the amount of $3,473.

On December 15, 2011, the Company issued 79,545 shares of restricted common stock pursuant to the terms of the agreement entered into with TVA Media Group as discussed in Note 6. The shares were valued at $1.65 per share for a value of $125,000. On June 20, 2011 the Company recorded $125,000 in prepaid expense related to the shares issued to TVA Media Group. As of February 29, 2012, services have not been performed and the Company has not recorded an expense.

On January 9, 2012, the Company issued 100,000 shares to each of its directors, Mary Beck, Paul Mangiamele, and Robert Greenway. The shares were valued at $165,000 or $1.65 per share.

NOTE 9 - SUBSEQUENT EVENTS

ARMADA TRANSACTION

On March 5, 2012 Company entered into an Asset Purchase Agreement (the "Agreement") with its then controlling shareholder, R. Thomas Kidd ("Kidd"), for the sale of Armada, and certain assets related thereto.

Pursuant to the terms of the Agreement, all assets and liabilities directly related to Armada (as more fully described in Exhibit 10.1 of the Company's Current Report on Form 8-k filed on March 9, 2012) were transferred to a new company ("NewCo") formed by Kidd. In consideration for the sale of Armada, Kidd returned to the Company 50,000 shares of the Company's Series A Preferred Stock and 9,771,500 shares of the Company's Common Stock. In addition, NewCo assumed all liabilities due to Kidd by the Company, estimated to be $1,084,000.

CHANGE IN CONTROL

On March 5, 2012, Michael Franklin ("Franklin") purchased 50,000 shares of the Company's Series A Preferred Stock from Kidd. Our Series A Preferred Stock is convertible into Common Stock at the rate of 1,000 shares of Common for each share of Preferred. In addition, our Preferred stock has voting rights equivalent to 1,000 votes per share. Upon the conclusion of the Armada transaction detailed above, Franklin became the controlling shareholder of Domark by virtue of his ownership of 50,000 shares of Preferred Stock with voting rights equivalent to 50,000,000 shares of our Common Stock.

CHANGE IN MANAGEMENT

Effective March 5, 2012, R. Thomas Kidd, Chairman and CEO the Company, resigned from all positions held with the Company, including resigning from Board service. There was no disagreement between the Registrant and Mr. Kidd at the time of Mr. Kidd's resignation from the Board of Directors.

Effective March 5, 2012, Robert M. Greenway, Paul Mangiamele and Mary A. Beck (together the "Former Directors"), each a member of the Company's Board of Directors, resigned from their respective positions on the Board of Directors. There was no disagreement between the Registrant and the Former Directors at the time of their respective resignations from the Board of Directors.

Effective March 5, 2012, William Seery resigned from his position as Chief Financial Officer of the Company. There was no disagreement between the Registrant and Mr. Seery at the time of Mr. Kidd's resignation from the Board of Directors.

Also on March 5, 2012, the Company's Shareholders appointed Michael Franklin as sole Director, CEO and Corporate Secretary. Mr. Franklin will serve as a director until his successor has been elected at the next annual meeting of the Company's shareholders or until his earlier resignation, removal, or death. Mr. Franklin has not been appointed to any committees of the Board, as the Board does not presently have any committees.

MASTER CREDIT AGREEMENT

On March 2, 2012, the Company entered into a Master Credit Agreement with IFI, which provides for a non-revolving line of credit, not to exceed $150,000. The Company may request advances under the lending facility by issuing borrowing certificates to the Lender. Each borrowing certificate, together with simple interest accrued at 18% per year, becomes payable one year after the date of the advance received. As of the date of this filing the Company has borrowed $60,000 against this credit facility.

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

On October 21, 2011, the Company entered into an Asset Purchase Agreement to acquire all of the assets of USPT, LLC. which owns and operates The US Putting Tour Championship. The purchase price for the assets is fifty thousand shares (50,000) of restricted common stock of the Company. In addition to the shares to be issued at closing, the Company has agreed to issue additional shares pursuant to the following schedule, and wholly conditioned upon the business assets being purchased generating a profit in the following three years after purchase; 25,000 shares for 2012, 25,000 shares for 2013, and 25,000 shares for 2014. On
January 19, 2012, the parties agreed to mutually terminate the agreement of August 21, 2011. The Company retains the ownership of the 2010 US Putting Tour

Championship television programming produced by the Company and may distribute it to television outlets for airing in 2012 and will pay all costs in connection therewith.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 29, 2012 vs. FEBRUARY 28, 2011

Revenues for the three months ended February 29, 2012 were $0 as compared to $0 for the three months ended November 30, 2010. After the sale of ECFO on October 20, 2009, the Company no longer had any operating subsidiaries until May 31, 2011 when the Company formed a wholly owned subsidiary, Armada Sports. The Company is considered a development stage company. Our future revenue plan is dependent on our ability to effectively close new viable acquisitions and the successful production of the golf events planned in 2012 through our wholly owned subsidiary, The Golf Championships, Inc., (fka Armada Sports & Entertainment, Inc).

General and administrative expenses for the three months ended February 29, 2012 increased by $782,121 from ($450) for the three months ended February 28, 2011. Stock compensation for the three months was $418,807 and other expenses have increased as a result of the development of the Company's sports business through its wholly owned subsidiary, The Golf Championships, Inc.

During the three months ended February 29, 2012, the Company issued stock for prepaid expenses related to the golf events of our subsidiary in the amount of $125,000.

The Company realized a net loss of $799,589 for the three months ended February 29, 2012 compared to net income of $450 for the three months ended February 28, 2012.

NINE MONTHS ENDED FEBRUARY 29, 2012 vs. FEBRUARY 28, 2011

Revenues for the six months ended February 29, 2012 were $0 as compared to $0 for the nine months ended February 28, 2011.

General and administrative expenses for the nine months ended February 29, 2012 increased by $1,312,091 from $26,511 for the nine months ended February 28, 2011. Expenses have increased as a result of the development of the Company's sports business through its wholly owned subsidiary, The Golf Championships, Inc. During the nine month period ended February 29, 2012, the Company issued 75,758 shares of common stock, for a value of $125,000, as compensation for prepaid media services. The Company's total prepaid expenses for the nine months is related to the golf events of our subsidiary and totals $403,593.

The Company realized a net loss of $1,356,519 for the nine months ended February 29, 2012 compared to a net loss of $136,511 for the nine months ended February 28, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Operating requirements have been funded primarily through financing facilities, sales of our common stock and loans from shareholders. Currently the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 during the nine months ended February 29, 2012 from the sale of our common stock and $0 for the nine months ended February 28, 2011. The Company will continue to require financing from loans and notes payable until such time our business has generated income sufficient to carry our operating costs.

Cash used in operating activities for the nine months ended February 29, 2012 was ($426,804) compared to ($25,743) for the nine months ended February 28, 2011.

Cash used in investing activities was ($33,000) for the nine months ended February 29, 2012, compared to $0.00 for the nine months ended February 28, 2011.

Cash provided by financing activities was $461,210 for the nine months ended February 29, 2012 as compared to $25,546 for the nine months ended February 28, 2011. Financing activities consisted of cash received from shareholders and cash received on notes payable.

At February 29, 2012, the Company's cash balance was $5,993 and is not sufficient to cover operating expenses for the next twelve months and the Company's cash position has not improved as of the date of this Report. As a result of the current liquidity shortfall, the company has deferred certain compensation due officers and employees under their employments agreements until funding is obtained. Management, which has in the past funded cash flow deficiencies through additional loans, has indicated that they currently are unable to provide further financing. The Company is currently planning to conduct a private placement under Regulation D to raise up to approximately $63,000,000 through the sale of shares of preferred series B stock as well as the sale of sponsorships for its planned golf tournaments. However, there is no assurance that such a placement will occur or will be successful in raising the funds necessary to implement our business plan. If this placement does not occur or does not raise sufficient funds and management remains unable to provide additional loans, the Company will cease the development of its business plan as currently contemplated.

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

On December 15, 2011, the Company issued 75,758 shares of its common stock for a value of $125,000 or $1.65 per share, pursuant to the terms of the agreement entered into with TVA Media Group.

On January 9, 2012, the Company issued 300,000 shares to each of its three directors, for a value of $165,000 or $1.65 per share, respectively.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended February 29, 2012.

ITEM 4 - MINE SAFETY DISCLOSURE

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

Exhibit
No.                           Document Description
---                           --------------------

31.1 Certification of Ceo Pursuant to 18 U.s.c. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-oxley Act of 2002.

31.2 Certification of Cfo Pursuant to 18 U.s.c. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-oxley Act of 2002.

32.1* Certification of Ceo Pursuant to 18 U.s.c. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-oxleyact of 2002.

32.2* Certification of Cfo Pursuant to 18 U.s.c. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-oxleyact of 2002.

101**    Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**   To be filed by Amendment.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DoMark International, Inc., a Nevada corporation

Title                    Name                      Date                         Signature
-----                    ----                      ----                         ---------

Principal Executive      Michael Franklin          April 23, 2012               /s/ Michael Franklin
Officer                                                                         -----------------------------------

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Name                     Title                                Date
---------                     ----                     -----                                ----


/s/ Michael Franklin          Michael Franklin       Principal Executive Officer and      April 23, 2012
----------------------------                         Director


/s/ Michael Franklin          Michael Franklin       Principal Financial Officer and      April 23, 2012
----------------------------                         Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
No.                           Document Description
---                           --------------------

31.1 Certification of Ceo Pursuant to 18 U.s.c. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-oxley Act of 2002.

31.2 Certification of Cfo Pursuant to 18 U.s.c. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-oxley Act of 2002.

32.1* Certification of Ceo Pursuant to 18 U.s.c. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-oxleyact of 2002

32.2* Certification of Cfo Pursuant to 18 U.s.c. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-oxleyact of 2002.

101**    Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
**   To be filed by Amendment.