Form 10-Q/A
period 2012-02-29
Domark International Inc.
filed 2012-04-25
CIK 1365160

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012, filed with the Securities and Exchange Commission on April 23, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

ITEM 6 - EXHIBITS

Exhibit
No.                           Document Description
---                           --------------------

31.1* Certification of CEO Pursuant to 18 U.s.c. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-oxley Act of 2002.

31.2* Certification of CFO Pursuant to 18 U.s.c. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-oxley Act of 2002.

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

DoMark International, Inc., a Nevada corporation

Title                    Name                      Date                         Signature
-----                    ----                      ----                         ---------

Principal Executive      Michael Franklin          April 25, 2012               /s/ Michael Franklin
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

Signature                     Name                     Title                                Date
---------                     ----                     -----                                ----


/s/ Michael Franklin          Michael Franklin       Principal Executive Officer and      April 25, 2012
----------------------------                         Director


/s/ Michael Franklin          Michael Franklin       Principal Financial Officer and      April 25, 2012
----------------------------                         Principal Accounting Officer