Form 10-K
period 2012-05-31
Domark International Inc.
filed 2012-09-13
CIK 1365160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the Fiscal Year Ended May 31, 2012
                                       OR

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

                                  321-250-4996
              (Registrant's telephone number, including Area Code)

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on September 12, 2012 was $17,403,179.

As of September 12, 2011, there were 29,005,298 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Preferred Stock, $0.001 par value per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS                                                              3
ITEM 1A. RISK FACTORS                                                          4
ITEM 1B. UNRESOLVED STAFF COMMENTS                                             4
ITEM 2.  PROPERTIES                                                            4
ITEM 3.  LEGAL PROCEEDINGS                                                     4
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   5

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                     5
ITEM 6.  SELECTED FINANCIAL DATA                                               6
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                             6
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            9
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           9
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                             32
ITEM 9A. CONTROLS AND PROCEDURES                                              32
ITEM 9B. OTHER INFORMATION                                                    33

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
         CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT.                                                        33
ITEM 11. EXECUTIVE COMPENSATION                                               35
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS                                      36
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE                                                         37
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                               38

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                           38

SIGNATURES                                                                    41

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

On May 31, 2011, the Company formed a wholly owned subsidiary, Armada Sports & Entertainment, Inc. Armada is a sports marketing and management company engaged in owning, developing, and conducting made-for-television sports and entertainment events. On March 5, 2012, the Company entered into an Asset Purchase Agreement with its then controlling shareholder, R. Thomas Kidd, for the sale of Armada, and certain assets related thereto.

On February 29, 2012, the Company formed a new wholly owned subsidiary, SolarWerks, Inc. in the state of Nevada, for the purposes of entering the business of marketing specialized solar consumer electronics.

On June 20, 2012, the Company formed a new wholly owned subsidiary, MuscleFoot Inc. in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system, Barefoot Science.

As a result of the change in the Company's business model, the disclosures and financial results contained herein should be reviewed as they relate to the Company's historical operations but should be discounted as they relate to the Company's potential future results.

EMPLOYEES

As of fiscal year end May 31, 2012, the Company had one employee. The Company conducts its business through independent contractors at May 31, 2012.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

The Company maintains its corporate executive office in Longwood, Florida. ECFO, a former subsidiary of the Company, has been providing the office space at no charge to the Company as a courtesy to the Company. The Company does not maintain, own or lease any other property.

ITEM 3. LEGAL PROCEEDINGS

On May 21, 2009, the Company entered into an Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as Victory Lane (the "Victory Lane Business") pursuant to which the Company intended to purchase the Victory Lane Business. Shortly thereafter, a dispute arose between the Company and Victory Lane regarding alleged misrepresentations made by Victory Lane in connection with the Victory Lane Agreement.

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

On January 24, 2012, the Company was made aware by the Chief Executive Officer of the Company, that a complaint had been filed against the Company for approximately $534,000 by the United States Trustee for the Middle District of Florida to claim against funds we owed to our Chief Executive Officer and his wife. On January 23, 2012, the Trustee's Motion for Approval and Notice of Compromise was filed to obtain the approval of the court of a settlement of the matters that were the subject of the complaint. On April 24, 2012, the Company was advised that the complaint, which was never served, was dismissed with prejudice by the US Trustee.

ITEM 4. MINE SAFTY DISCLOSURES

Not applicable.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol "DOMK.OB".

As of September 12, 2011, there were 29,005,298 shares of our common stock outstanding and there were approximately 87 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL YEAR ENDED MAY 31, 2012

                                                            High           Low
                                                            ----           ---
First Quarter (June - August, 2010)                        $ 0.23        $ 0.07
Second Quarter (September - November 2010)                 $ 0.30        $ 0.13
Third Quarter (December - February 2011)                   $ 0.20        $ 0.15
Fourth Quarter (March - May 2011)                          $ 4.88        $ 0.63

On September 12, 2011, the closing bid price of our common stock was $0.60.

DIVIDENDS

The Company has never paid dividends on any shares of its common stock, nor does the Company anticipate paying dividends at any time in the foreseeable future. Any profits received by the Company will be reinvested in its business.

RECENT SALES OF UNREGISTERED SECURITIES

                                 Stock Issued                      Stock Issued
                                   for Cash      Cash Received      for Assets
                                   --------      -------------      ----------
Year Ended May 31, 2011               --            $ --                --
Year Ended May 31, 2012               --            $ --                --

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

RECENT DEVELOPMENTS

On February 29, 2012, the Company formed a new wholly owned subsidiary, SolarWerks, Inc. in the state of Nevada, for the purposes of entering the business of marketing specialized solar consumer electronics.

On February 29, 2012, the Company entered into a Memorandum of Agreement with Xiamen Taiyang Neng Gongsi and Michael Franklin. For and in consideration of the payment of an initial license fee of $10,000, and for the future payment of royalties, Xiamen granted an exclusive worldwide license and joint patent rights to Domark International, Inc. for a solar charging case for IPAD, including IPAD 3. There is no prior business relationship with Xiamen, or any of its officers or directors.

On March 5, 2012, the Company entered into an Asset Purchase Agreement with its controlling shareholder, R. Thomas Kidd, for the sale of its wholly owned subsidiary, Armada/The Golf Championships, and certain assets related thereto.

On March 5, 2012, Michael Franklin purchased 50,000 shares of the Company's Series A Preferred Stock from R Thomas Kidd. Our Series A Preferred Stock is convertible into Common Stock at the rate of 1,000 shares of Common for each share of Preferred. In addition, our Preferred stock has voting rights equivalent to 1,000 votes per share. Upon the conclusion of the Armada transaction, Franklin became the controlling shareholder of Domark by virtue of his ownership of 50,000 shares of Preferred Stock with voting rights equivalent to 50,000,000 shares of our Common Stock.

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

As of March 29, 2012, our prior CEO, Tom Kidd, returned to the Company and the Company has cancelled, 50,000 shares of its Series A Preferred Stock and 9,771,500 shares of its Common Stock. There are 50,000 issued and outstanding shares of the Company's Series A Preferred Stock, owned by the Company's CEO, Michael Franklin.

Effective May 25, 2012, Michael Franklin, Chairman and CEO the Company, resigned from all positions held with the Company, including resigning from Board service. There was no disagreement between the Registrant and Mr. Franklin at the time of his resignation from the Board of Directors. Mr. Franklin will continue to serve as the President of SolaWerks Inc., a wholly owned subsidiary of the Company.

On May 25, 2012, the Company's Shareholders appointed R. Brentwood Strasler as sole Director, President and Corporate Secretary.

MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2012 COMPARED TO FISCAL YEAR ENDED MAY 31, 2011

The Company had $32,253 in revenues for the fiscal year ended May 31, 2012 and earned no revenues for the fiscal year ended May 31, 2011. Revenues earned for the period were related to the sale of Solacases through the Company's wholly owned subsidiary, Solawerks, Inc.

General and administrative expenses for fiscal 2012 increased to $4,603,192 as compared to $35,161 in fiscal 2011. The increase is primarily related to salaries and expenses during the period the Company was developing its made for TV sports events through Armada/The Golf Championships. In addition, the Company incurred significant expense in stock compensation and advertising relating to the development of Solawerks, Inc. and MuscleFoot, Inc., the Company's wholly owned subsidiaries formed during the period. Interest expense for the twelve months ending May 31, 2012 was $46,060 as compared to $0 for the period ending May 31, 2011. The Company's operations during fiscal 2012 were funded through interest free, demand notes from shareholders and short term loans financed through Infinite Funding. As of May 31, 2012, the Company is indebted to a shareholder in the amount of $1,000 and to Infinite Funding in the aggregate of $545,645 plus interest.

The operating loss for fiscal 2012 increased to $4,718,987 as compared to $125,480 for fiscal 2011. Our loss from discontinued operations for the period ending May 31, 2012 was $0.00 as compared to $0 for the period ending May 31, 2011.

The following table sets forth the assets and liabilities sold pursuant to an Asset Purchase Agreement entered into on March 5, 2012:

     Prepaid Services                             $397,675
     Inventory - Production                         16,926
     Equipment                                       3,867 (net of depreciation)
     Website                                         1,167 (net of amortization)
     VPAR License                                   24,432 (net of amortization)
     Accounts Payable                               19,257
     Payroll & related liabilities                 249,631
     Shareholder Loans                            $929,736

The Company relied upon ASC 860-20-25, and ASC 860-20-40 to record the sale. Fair value of the transaction is measured at fair value of the assets less any liabilities sold. The net value recorded for this transaction was $(754,558).

No tax benefit was recorded for fiscal 2012 or fiscal 2011 as required by ASC Standard 740-25, Accounting for Income Taxes. The Company has provided for a 100% allowance of its deferred tax assets, as it is uncertain that there will be sufficient net profits in the future to fully realize the tax benefit of its net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities, sales of our common stock, and loans from shareholders. Currently the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 in fiscal years 2012 and 2011 from the sale of our common stock. The Company will continue to require financing from loans and notes payable until such time our business has generated income sufficient to carry our operating costs.

Cash used by operating activities for the fiscal year 2012 was ($627,814) compared to $(33,446) for the fiscal year 2011. Depreciation and amortization expense for fiscal year 2012 was $8,465 as compared to $1,715 for fiscal 2011.

Cash (used in) provided in investing activities was ($14,000) for the fiscal year 2012, compared to $(3,500) for the fiscal year 2011.

Cash provided by financing activities was $689,495 for fiscal year 2012 as compared to $41,336 for fiscal 2011. Financing activities consisted of cash received from shareholders and notes payable.

OTHER CONSIDERATIONS

There are numerous factors that affect the Company's business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for services, the level and intensity of competition in the, and our ability to continue to improve our infrastructure, including personnel and systems, to keep pace with our anticipated rapid growth in the development of our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                                 10

CONSOLIDATED FINANCIAL STATEMENTS:
 Consolidated Balance Sheets at May 31, 2012 and 2011                         11

 Consolidated Statements of Operations for the years ended May 31, 2012
 and 2011 and inception (October 29, 2009) - May 31, 2012                     13

 Consolidated Statements of Stockholders' Deficit for the years ended
 May 31, 2012 and 2011 and inception (October 29, 2009) - May 31, 2012        14

 Consolidated Statements of Cash Flows for the years ended May 31, 2012
 and 2011 and inception (October 29, 2009) - May 31, 2012                     15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    16

                 [LETTERHEAD OF DE JOYA GRIFFITH & COMPANY, LLC]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Domark International, Inc.





                             [INSERT AUDITOR'S REPORT]

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    As of               As of
                                                May 31, 2012        May 31, 2011
                                                ------------        ------------
                                                 (Audited)            (Audited)

CURRENT ASSETS
  Cash                                            $ 52,269            $  4,587
  Prepaid expenses                                   4,897                  --
                                                  --------            --------
      TOTAL CURRENT ASSETS                          57,166               4,587
                                                  --------            --------
FIXED ASSETS
  Property & equipment, net                             --                 399
                                                  --------            --------
      TOTAL FIXED ASSETS                                --                 399
                                                  --------            --------
OTHER ASSETS
  Website development costs                          2,250               6,417
  Deferred financing                                24,799                  --
  License                                            9,635                  --
                                                  --------            --------
      TOTAL OTHER ASSETS                            36,684               6,417
                                                  --------            --------

      TOTAL ASSETS                                $ 93,850            $ 11,403
                                                  ========            ========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                As of                  As of
                                                            May 31, 2012           May 31, 2011
                                                            ------------           ------------
                                                             (Audited)               (Audited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $    104,530           $     44,987
  Note payable                                                   545,645                 75,000
                                                            ------------           ------------
      TOTAL CURRENT LIABILITIES                                  650,175                119,987
                                                            ------------           ------------
LONG-TERM LIABILITIES
  Due to affiliate and shareholder                                 1,000                696,171
                                                            ------------           ------------
      TOTAL LONG-TERM LIABILITIES                                  1,000                696,171
                                                            ------------           ------------
      TOTAL LIABILITIES                                          651,175                816,158
                                                            ------------           ------------
STOCKHOLDERS' DEFICIT
  Convertible preferred stock series A, $0.001
   par value, authorized: 2,000,000 issued: 50,000
   and 100,000, respectively                                          50                    100
  Common stock, $0.001 par value,
   authorized: 200,000,000 issued: 29,005,298
   and 36,460,835, respectively                                   29,005                 36,461
  Additional paid in capital                                  31,499,029             26,448,172
  Accumulated deficit                                        (26,850,830)           (26,850,830)
  Accumulated deficit during development stage                (5,234,579)              (438,656)
                                                            ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                            (557,325)              (804,755)
                                                            ------------           ------------

      TOTAL LIABILITIES AND EQUITY                          $     93,850           $     11,403
                                                            ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STATE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                      For the                For the            October 21, 2009
                                                     year ended             year ended       (Development stage) to
                                                    May 31, 2012           May 31, 2011           May 31, 2012
                                                    ------------           ------------           ------------
                                                     (Audited)               (Audited)             (Unaudited)
INCOME                                              $     32,253           $         --           $     32,253
COST OF SALES                                             54,763                     --                 54,763
                                                    ------------           ------------           ------------
GROSS LOSS                                               (22,510)                    --                (22,510)

GENERAL AND ADMINISTRATIVE EXPENSES                    4,725,732                 35,161              5,073,955
RESEARCH AND DEVELOPMENT                                  51,681                     --                 51,681
BAD DEBT EXPENSE                                             456                100,000                100,456
FORGIVENESS OF DEBT                                        4,000                     --                  4,000
IMPAIRMENT OF GOODWILL                                        --                     --                 10,000
IMPAIRMENT OF ASSET                                          456                (10,000)               (10,000)
                                                    ------------           ------------           ------------
OPERATING LOSS                                        (4,796,379)              (125,161)            (5,264,602)

OTHER INCOME                                                  --                 19,681                 30,023
                                                    ------------           ------------           ------------

NET LOSS                                            $ (4,795,923)          $   (125,480)          $ (5,234,579)
                                                    ============           ============           ============

Net loss per share, basic and diluted               $      (0.17)          $      (0.00)
                                                    ============           ============

Weighted average common shares outstanding            27,483,383             36,460,835
                                                    ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                               As of May 31, 2012

                                                                                                Accumulated
                                                                                 Additional      During the          Total
                                 Preferred Stock          Common Stock            Paid-in       Development       Stockholders'
                                Amount    Shares      Shares        Amount        Capital          Stage            Deficit
                                ------    ------      ------        ------        -------          -----            -------
Balance, May 31, 2010          100,000   $   100     36,460,835    $ 36,461    $ 26,448,172     $(27,164,009)    $   (679,275)
Net Income (loss)                   --        --             --          --              --         (125,480)        (125,480)
                               -------   -------   ------------    --------    ------------     ------------     ------------
Balance, May 31, 2011          100,000       100     36,460,835      36,461      26,448,172      (27,289,488)        (804,755)
                               -------   -------   ------------    --------    ------------     ------------     ------------
Net Income (loss)                   --        --             --          --              --       (3,428,193)      (3,428,193)
                               -------   -------   ------------    --------    ------------     ------------     ------------
Common stock issued for
Prepaid expenses on
June 20, 2011                       --        --        550,660         551         124,449               --          125,000

Common stock issued for
Prepaid expenses on
September 1, 2011                   --        --         79,545          80         124,920               --          125,000

Common stock issued for
Prepaid expenses on
December 15, 2011                   --        --         75,758          75         124,925               --          125,000

Common stock issued for
Compensation on
January 9, 2012                     --        --        300,000         300         494,700               --          495,000

Common stock issued for
Compensation on
March 1, 2012                       --        --        100,000         100         139,900               --          140,000

Common stock returned to
Treasury for sale of assets
On March 5, 2012                    --        --      9,771,500      (9,772)        764,380               --          754,609

Preferred stock returned to
Treasury for sale of assets
On March 5, 2012               (50,000)      (50)            --          --              --               --              (50)

Common stock issued for
Compensation on
April 1, 2012                       --        --        160,000         160         244,640               --          244,800

Common stock issued for
Compensation on
May 9, 2012                         --        --        100,000         100         274,900               --          275,000

Common stock issued for
Compensation on
May 24, 2012                        --        --        150,000         150         229,350               --          229,500

Common stock issued for
Compensation on
May 29, 2012                        --        --        800,000         800       2,319,200               --        2,320,000

Vested employee stock comp          --        --             --          --         155,000               --          155,000

Net Loss                            --        --             --          --              --       (4,718,987)      (4,718,987)
                               -------   -------   ------------    --------    ------------     ------------     ------------

Balance, May 31, 2012           50,000   $    50   $ 29,005,298    $ 29,005    $ 31,444,534     $(32,008,473)    $   (534,884)
                               =======   =======   ============    ========    ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               For the twelve months ending May 31, 2012 and 2011

                                                                                                                From
                                                                          For the           For the       October 21, 2009
                                                                         year ended        year ended   (Development stage) to
                                                                        May 31, 2012      May 31, 2011      May 31, 2012
                                                                        ------------      ------------      ------------
                                                                          (Audited)         (Audited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (4,718,987)     $   (125,480)     $   (438,658)
                                                                        ------------      ------------      ------------
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                             8,465             1,715            10,839
     Impairment of assets                                                       (456)           10,000             9,544
     Forgiveness of debt                                                      (4,000)               --            (4,000)
     Common stock issued as compensation
      and for expenses                                                     3,859,302                --         3,859,389
     Currency exchange                                                            72                --                --
     Bad debt expense                                                            456           100,000               456
  Changes in Operating Assets and Liabilities:
     (Increase)/decrease prepaid exp and other
      current assets                                                         370,103                --           370,103
     Increase/(decrease) in accounts payable                                  56,294           (19,681)              798
     Increase/(decrease) in accrued expenses                                (199,063)               --          (199,063)
                                                                        ------------      ------------      ------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (627,814)          (33,446)       (1,132,139)
                                                                        ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for web development                                               (4,000)           (3,500)           (7,500)
  Cash paid for license                                                      (10,000)               --           (10,000)
                                                                        ------------      ------------      ------------
           NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES         (14,000)           (3,500)          (17,500)
                                                                        ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred financing costs                                                    50,000                --            50,000
  Increase/(decrease) in shareholder loans                                   234,495           (33,664)          768,850
  Cash received/(Paid) on notes payable                                      405,000            75,000           379,530
                                                                        ------------      ------------      ------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               689,495            41,336         1,198,380
                                                                        ------------      ------------      ------------
CASH RECONCILIATION
  Net increase (decrease) in cash and cash equivalents                        47,681             4,390            48,741
  Net cash flows from discontinued operations                                     --                --                --
  Cash and cash equivalents - beginning balance                                4,587               197             3,527
                                                                        ------------      ------------      ------------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                         $     52,268      $      4,587      $     52,268
                                                                        ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED MAY 31, 2012 AND 2011


NOTE 1 - DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. ("DoMark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. In 2008, the Company embarked on a business plan that was intended to acquire profitable businesses that would create shareholder value in diverse industries. During 2008 and 2009, the Company acquired several operating businesses, as set forth in various Current Reports on Form 8-K filed with the Securities and Exchange Commission. On May 21, 2009, the Company closed an acquisition pursuant to an Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as "Victory Lane" (the "Victory Lane Business"). Shortly thereafter a dispute arose between the Company and the principals of Victory Lane regarding the representations of the principals of Victory Lane and the Victory Lane Business and the Victory Lane Agreement. Litigation between the Company and various parties pertaining to the Victory Lane Business remains outstanding. (Refer to Note 10 - Commitments and Contingencies below.

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

On March 5, 2012, the Company entered into an Asset Purchase Agreement with its then controlling shareholder, R. Thomas Kidd, for the sale of Armada, and certain assets related thereto. The Company relied upon ASC 860-20-25, and ASC 860-20-40 to record the sale. Fair value of the transaction is measured at fair value of the assets less any liabilities sold.

On February 29, 2012, the Company formed a new wholly owned subsidiary, SolaWerks,Inc. in the state of Nevada, for the purposes of entering the business of marketing specialized solar consumer electronics. SolaWerks' current focus is to develop and distribute the SolaPad: a combined cover and charging system for Apple's iPad, and the SolaCase: a combined cover and charging system for all versions of Apple's iPhone. SolaWerks competes in a market that also includes 3D Systems (DDD), Dell (DELL) and Hewlett Packard (HPQ).

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations of $4,718,987 and $125,480 for the years ended May 31, 2012 and 2011, respectively. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying financial statements include the active entity of DoMark International, Inc. and its wholly owned subsidiaries, Armada Sports & Entertainment, Inc. and Solawerks, Inc. The Company has relied upon the guidance provided by Statements of Financial Accounting Standards, ASC 810-10-15-3.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At May 31, 2012 and 2011, cash and cash equivalents included cash on hand and cash in the bank.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 31, 2012.

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

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

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

OTHER INTANGIBLE ASSETS

Other intangible assets are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the assets, generally 12 to 24 months.

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

STOCK-BASED COMPENSATION

The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Black-Scholes option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

RESEARCH AND DEVELOPMENT

All research and development expenditures are expensed as incurred.

REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Revenue from licensing our technology is recognized over the term of the license agreement. Costs and expenses are recognized during the period in which they are incurred. Revenues earned for the period included sales of our solar charging units. The Company recognizes these sales once delivery is confirmed to the customer.

COST OF REVENUE

Amounts recorded as cost of revenue relate to direct expenses incurred in order to fulfill orders of our products. Such costs are recorded as incurred. Our cost of revenue consists primarily of the cost of product; payment processing fees; and the cost of product samples.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company was indebted to R. Thomas Kidd, the Company's previous Chief Executive Officer and sole Director, and his wife, in the amount of $929,736, which was not interest bearing and was due on demand. Pursuant to an Asset Purchase Agreement executed on March 5, 2012, this debt was extinguished as part of the consideration paid for the sale of certain assets of the Company's wholly owned subsidiary, Armada/The Golf Championships.

On February 29, 2012 the Company executed a Memorandum of Agreement with Xiamen Tiauyang Neng Gongsi and Michael Franklin related to the acquisition of certain exclusive worldwide licensing and joint patent rights. Xiamen has granted an exclusive worldwide license and joint patent rights to the Company for a solar charging case for IPAD, including IPAD 3. The Company will amortize the license fee of $10,000 over a period ending December 31, 2018.

On May 25, 2012, the Company entered into an employment agreement with its newly appointed President, R. Brentwood Strasler, for a period of no less than three years. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler.

The Company is indebted to Michael Franklin, President of our wholly owned subsidiary Solawerks, Inc., in the amount of $1,000 for monies advanced to the Company. This loan is non-interest bearing and payable upon demand.

NOTE 6 - COMMITMENTS

On June 1, 2011, Amy Pennock of Pennock Consulting Group, Inc. was engaged to provide fraud and internal auditing services for the Company. Fees for services will be billed at an hourly rate, as incurred.

On June 1, 2011, Peter Gordon was appointed Vice President & Executive Producer of The Golf Championships, Inc., a wholly owned subsidiary of the Company. The Company has agreed to pay a salary of $120,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Gordon is entitled to 100,000 shares of the Company's common stock as a signing bonus. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement. As a result of the Asset Purchase Agreement made effective on March 5, 2012, Peter Gordon is no longer entitled to salaries or stock compensation of the Company and any accrued amounts have been reversed.

On June 10, 2011, TGC entered into an agreement with TVA Media Group who will provide performance-based media campaigns. The Company has agreed to pay TVA Media a total of $120,000 in cash, payable in three installments beginning September 1, 2011. The second installment is due in week four of service and the final payment is due in week nine. In addition, the Company has agreed to issue stock in exchange for services at a value of $500,000 in four installments on June 20, 2011, September 1, 2011, December 1, 2011, and March 1, 2012. The number of shares issued will be determined by the five trading day Volume Weighted Average price prior to the date of issuance. On November 30, 2011, TGC modified the original Agreement by extending the due dates and modifying the terms as follows:

     *    The final stock tranche is to be issued by March 15, 2012.
     * Three payments of $50,000 each, payable on January 15, 2012, February 15, 2012, and March 15, 2012. The total sum of $150,000 includes a 25% increase in the costs outlined in the original agreement as "liquidated damages" for the delay in starting the project. TVA will commence services upon receipt of payment on January 15, 2012 and will credit the Company $15,000 that may be applied towards future projects with TVA upon full payment as outlined in the contract modification. As a result of the Asset Purchase Agreement made effective on March 5, 2012, this agreement is no longer enforceable to the Company.

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

On July 22, 2011, the Company engaged Jordan Silverstein as Vice President, Public Sponsor Group & Investor Relations with an effective start date of August 1, 2011. The Company has agreed to pay a salary of $90,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Silverstein is entitled to 100,000 shares of the Company's common stock as a signing bonus. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement. The Company has also agreed to pay bonuses equal to five percent of revenue of public company sponsors up to $10,000,000 and six percent for sponsorship revenues above $10,000,000. As a result of the Asset Purchase Agreement made effective on March 5, 2012, Jordan Silverstein is no longer entitled to salaries or stock compensation of the Company and any accrued amounts have been reversed.

On July 26, 2011, the Company engaged Anthony Gebbia as Chief Operating Officer with an effective start date of August 8, 2011. The Company has agreed to pay a salary of $120,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Gebbia is entitled to 100,000 shares of the Company's common stock as a signing bonus. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement. The Company has also agreed to pay bonuses equal to $200,000, payable half in stock and half in cash, upon signing of title sponsors of the Million Dollar Invitationals. Mr. Gebbia will also receive $100,000 as a bonus, payable half in Stock and half in cash, upon signing of presenting sponsors of the Million Dollar Invitationals. Mr. Gebbia is entitled to a maximum of $300,000 each year. As a result of the Asset Purchase Agreement made effective on March 5, 2012, Anthony Gebbia is no longer entitled to salaries or stock compensation of the Company and any accrued amounts have been reversed.

On August 3, 2011, TGC (fka Armada Sports & Entertainment, Inc.), a wholly owned subsidiary of Domark International, Inc. announced that Joseph Mediate, former tournament director of the LPGA's Shop Rite Classic, had joined Armada Sports as Director of Tournament Operations for The Golf Championships. The effective date of the agreement is September 1, 2011. The Company has agreed to pay a salary of $80,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Mediate is entitled to 25,000 shares of the Company's common stock as a signing bonus. The shares were valued at market value as of the date of the Agreement. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement. The Company has also agreed to pay a performance bonus equal to five percent of the first $2,000,000 in local and regional sponsors and six percent for sponsorship revenues that exceed $2,000,000. As a result of the Asset Purchase Agreement made effective on March 5, 2012, Joseph Mediate is no longer entitled to salaries or stock compensation of the Company and any accrued amounts have been reversed.

On August 12, 2011, the Company entered into an Agent Agreement with VPAR Golf. VPAR has granted TGC an exclusive license on its VPAR Scoring system for Florida business development and for use at its events The Golf Championships, wherever they may occur in the world, excluding the United Kingdom. Pursuant to the terms of the agreement, TGC shall pay a license fee for year 1, payable on January 2, 2012, of $25,000. For years 2 through 7, the yearly fee is $10,000 and payable each year in January. As a result of the Asset Purchase Agreement made effective on March 5, 2012, this agreement is no longer enforceable to the Company.

On September 16, 2011, the Company engaged Casey Walker as VP Administration with an effective start date of July 15, 2011. The Company has agreed to pay a salary of $48,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Ms. Walker is entitled to 100,000 shares of the Company's common stock as a signing bonus. The shares were valued at market value as of the date of the Agreement in the amount of $___. The shares are to be issued but held back by the Company until after one full year of service has elapsed. On December 28, 2011, Ms. Walker resigned her position with the Company as VP Administration and therefore not entitled to the issuance of said shares. The Company has recorded $0 expense in relation to the transaction.

On September 28, 2011, Robert M. Greenway and Paul Mangiamele were appointed as directors of the Company. As per the agreement, each director will receive an annual salary of $25,000 payable in quarterly installments. In addition, each director will receive as compensation, 100,000 shares of restricted stock. The shares were valued at market value as of the date of the Agreement in the amount of $165,000. Effective March 5, 2012, Robert M. Greenway and Paul Mangiamele resigned from their respective positions on the Board of Directors.

On September 29, 2011, the Company entered into an agreement with Global Sports and Entertainment to procure celebrities or celebrity athletes to participate in The Celebrity Golf Challenge series and/or host one of our other events. Fees are dependent upon the ability of Global Sports and Entertainment to procure celebrity hosts for the anticipated events. Should Global Sports and Entertainment be successful in this endeavor, fees are estimated to be $30,000 for the remainder of 2011 and $290,000 for 2012. As a result of the Asset Purchase Agreement made effective on March 5, 2012, this agreement is no longer enforceable to the Company.

On October 1, 2011, the Company entered into an agreement with Brener Zwikel & Associates to develop global brand recognition of The Golf Championships and its series of events. In compensation for services, the Company has agreed to issue $90,000 in stock, payable in quarterly installments beginning January 31, 2012. In addition to the stock compensation, the Company has agreed to pay a monthly retainer in the amount of $6,000 beginning October 30, 2011 and increasing to $10,000 as of July 30, 2012 through November 30, 2012. As of February 29, 2012, $30,000 was due under this agreement, however the payments have not been made and the TGC is seeking modification of the current agreement. As a result of the Asset Purchase Agreement made effective on March 5, 2012, this agreement is no longer enforceable to the Company.

On October 8, 2011, the Company entered into a letter agreement with Mary A. Beck who will serve as an independent director of DoMark. As per the agreement, the director will receive an annual salary of $25,000 payable in quarterly installments. In addition, the director will receive as compensation, 100,000 shares of restricted stock. The shares were valued at market value as of the date of the Agreement in the amount of $165,000. Effective March 5, 2012, Mary Beck resigned from her position on the Board of Directors.

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

In addition, the Company shall have the right to the following as set forth in the Agreement:

     *    The Company shall have the right to sell eighteen (18) thirty
          (30)-second commercial units during each one (1)-hour time period of network broadcast time CBS makes available for a total of thirty-six(36) thirty (30)-second commercial units per two (2)-hour Program. The Company retains all revenue received from the sale of the commercial units.
     * The Company will receive one (1) opening billboard, one(1) middle billboard, and one (1) closing billboard in each Program.
     * The notice to be included in the credit roll at the conclusion of the broadcast of each Program containing the broadcast coverage of the Events shall be: "This has been a presentation of CBS Sports in association with The Golf Championships, Inc." As a result of the Asset Purchase Agreement made effective on March 5, 2012, the CBS agreement is no longer enforceable to the Company.

On February 29, 2012, the Company entered into a Memorandum of Agreement with Xiamen Taiyang Neng Gongsi and Michael Franklin. For and in consideration of the payment of an initial license fee of $10,000, and for the future payment of royalties of $5.00 per SolaPad unit sold, Xiamen granted an exclusive worldwide license and joint patent rights to the Company for a solar charging case for IPAD, including IPAD 3. The license under the Agreement expires on December 31, 2018.

On April 1, 2012, the Company entered into a Consulting Agreement with Robert Hines for six months. As consideration for services related to compliance matters, the Company agreed to issue 25,000 shares of its common stock. The shares were valued at market value as of the date of the Agreement, resulting in the Company recording an expense in the amount of $38,250.

On April 1, 2012, the Company entered into a Consulting Agreement with Thomas Massey for six months. As consideration for development of the wholesale and distribution market of the Company's solar products, the Company agreed to issue 25,000 shares of its common stock. The shares were valued at market value as of the date of the Agreement, resulting in the Company recording an expense in the amount of $38,250.

On April 1, 2012, the Company entered into a Consulting Agreement with David Parisi for six months. As consideration for accounting, bookkeeping, and financial recordation services, the Company agreed to issue 25,000 shares of its common stock. The shares were valued at market value as of the date of the Agreement, resulting in the Company recording an expense in the amount of $38,250.

On April 1, 2012, the Company entered into a Consulting Agreement with Jason Burgess for six months. As consideration for web related services, the Company agreed to issue 25,000 shares of its common stock. The shares were valued at market value as of the date of the Agreement, resulting in the Company recording an expense in the amount of $38,250.

On April 1, 2012, the Company entered into a Consulting Agreement with Brian Barrilleaux for six months. As consideration for marketing services, the Company agreed to issue 25,000 shares of its common stock. The shares were valued at market value as of the date of the Agreement, resulting in the Company recording an expense in the amount of $38,250.

On April 1, 2012, the Company entered into a Consulting Agreement with Matthew Bryant for six months. As consideration for product testing and marketing services, the Company agreed to issue 10,000 shares of its common stock. The shares were valued at market value as of the date of the Agreement, resulting in the Company recording an expense in the amount of $15,300.

On April 1, 2012, the Company entered into a Consulting Agreement with Cathryn Walker for six months. As consideration for accounting and compliance services, the Company agreed to issue 25,000 shares of its common stock. The shares were valued at market value as of the date of the Agreement, resulting in the Company recording an expense in the amount of $38,250.

On May 9, 2012, the Company entered into a Consulting Agreement with Thomas Massey for one year. As consideration for services related to structuring the Company's operational plan and business model, the Company agrees to issue 100,000 shares of common stock on the effective date of the agreement and 150,000 shares if the Company enters negotiations with any merger or acquisition target introduced by the efforts of the Consultant. The initial 100,000 shares were valued at market value as of the date of the Agreement, resulting in the Company recording an expense in the amount of $275,000. On May 24, 2012, Mr. Massey was awarded the additional 150,000 shares, valued at $229,500.

On May 25, 2012, the Company entered into an employment agreement with its newly appointed President, R. Brentwood Strasler, for a period of no less than three years. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler.

On May 29, 2012, the Company entered into a Consulting Agreement with Ian Nuttall, expiring on June 1, 2013. As consideration for consultation and advisory services, the Company agreed to issue 1,225,000 shares of common stock and 775,000 shares of the Company's restricted common stock. The shares were valued at market value as of the date of the Agreement, resulting in the Company recording an expense in the amount of $2,320,000.

NOTE 7 - LIABILITIES & NOTES PAYABLE

On February 29, 2012, Company entered into a Promissory Note with R. Thomas Kidd, our then Chief Executive Officer of the Company, and Infinite Funding, Inc. ("IFI"). This Note replaces four promissory notes issued by IFI to the Company as more fully described below.

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

As a result of the consolidated debt, the Company is now obligated under a single Promissory Note dated February 29, 2012 in the aggregate principle amount of $355,645 along with $2,689 in accrued interest. The Note is due on October 15, 2012 and accrues interest at 3% per annum. In addition, R Thomas Kidd executed a Personal Guarantee of the Note, whereby Kidd guarantees the payment of $250,000 of the principle balance in an Event of Default pursuant to Article III of the Note.

On March 2, 2012, the Company entered into a Master Credit Agreement with Infinite Funding, Inc. which provides for a non-revolving line of credit. The Company may request advances under the lending facility by issuing borrowing certificates to the Lender. Each borrowing certificate, together with simple interest accrued at 8% per year, becomes payable one year after the date of the advance received. Infinite Funding has amended the Master Credit Agreement, increasing the amount of the Lending Faciltiy from $150,000 to $200,000. As of May 31, 2012, the Company received $190,000 in advances and the Company has accrued $1,375 in interest.

NOTE 10 - INCOME TAXES

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $4,801,271 from inception through May 31, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2012 are as follows:

     Deferred tax assets:
       Federal                                                 $ 4,801,271
       State                                                             0
                                                               -----------
       Total Deferred Tax Asset                                  4,801,271
       Less valuation allowance                                 (4,801,271)
                                                               -----------

                                                               $         0
                                                               ===========

The Company has provided a 100% valuation allowance on the deferred tax assets at May 31, 2012 to reduce such tax asset to $0 as there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE 11 - CONTINGENCIES

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

NOTE 12 - STOCKHOLDER'S DEFICIT

                                  Stock Issued                      Stock Issued
                                    for Cash      Cash Received     for Assets
                                    --------      -------------     -----------

Twelve months ended May 31, 2012         --               --               --
                                     ======           ======           ======

On June 20, 2011, the Company issued 550,660 shares of restricted common stock pursuant to the terms of the agreement entered into with TVA Media Group as discussed in Note 6. The shares were valued at $0.23 per share for a value of $125,000. On June 20, 2011 the Company recorded $125,000 in prepaid expense related to the shares issued TVA Media Group.

On September 1, 2011, the Company issued 79,545 shares of restricted common stock pursuant to the terms of the agreement entered into with TVA Media Group as discussed in Note 6. The shares were valued at $1.57 per share for a value of $125,000. On September 1, 2011 the Company recorded $125,000 in prepaid expense related to the shares issued TVA Media Group.

On December 15, 2011 the Company issued 75,758 shares of restricted common stock pursuant to the terms of the agreement entered into with TVA Media Group as discussed in Note 6. The shares were valued at $1.65 per share for a value of $125,000. On December 15, 2011 the Company recorded $125,000 in prepaid expense related to the shares issued TVA Media Group.

Pursuant to the Asset Purchase Agreement made effective on March 5, 2012, the agreement with TVA Media is no longer enforceable to the Company and the value in prepaid expense was removed as sold.

On June 15, 2011, Peter Gordon was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $22,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of May 31, 2011 with an offset to Additional
Paid-in Capital for $10,186.

On August 1, 2011, Jordan Silverstein was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $150,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of May 31, 2011 with an offset to Additional Paid-in Capital for $50,137.

On August 8, 2011, Anthony Gebbia was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $170,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of May 31, 2011 with an offset to Additional Paid-in Capital for $53,562.

On September 1, 2011, William Seery was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $155,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of May 31, 2011 with an offset to Additional Paid-in Capital for $115,721.

On September 1, 2011, William Seery was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $155,000, which will not be earned and delivered until six months of service has elapsed under the agreement. As of February 29, 2012, the shares have fully vested and the Company has recorded common stock payable. On March 1, 2012, the Company issued 100,000 common shares for a value of $140,000 or $1.40 per share.

On September 1, 2011, Joseph Mediate was entitled to 25,000 shares of the Company's common stock as a signing bonus, valued at $38,750, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of May 31, 2011 with an offset to Additional Paid-in Capital for $9,661.

On October 2, 2011, Jim Hartley was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $165,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of May 31, 2011 with an offset to Additional Paid-in Capital for $26,301.

On October 31, 2011, Bruce Hopp was entitled to 25,000 shares of the Company's common stock as a signing bonus, valued at $42,250, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of May 31, 2011 with an offset to Additional
Paid-in Capital for $3,588.

On January 9, 2012, the Company issued 100,000 shares to each of its directors, Mary Beck, Paul Mangiamele, and Robert Greenway. The shares were valued at $165,000 or $1.65 per share.

On March 5, 2012, 9,771,500 shares of the Company's common stock were returned to treasury as consideration for the purchase of the assets of The Golf Championships.

On March 5, 2012, 50,000 shares of the Company's preferred series A shares were returned to treasury as consideration for the purchase of the assets of The Golf Championships.

On April 1, 2012, the Company entered into consulting agreements with seven consultants. In consideration for services, the Company issued 160,000 shares of unrestricted common stock pursuant to the S-8 registration statement filed with the commission on May 1, 2012. The aggregate value of the stock issued was $244,800 or $1.53 per share.

On May 9, 2012, the Company entered into a consulting agreement. In consideration for services, the Company issued 100,000 shares of unrestricted common stock pursuant to the S-8 registration statement filed with the commission on May 1, 2012. The aggregate value of the stock issued was $275,000 or $2.75 per share.

On May 24, 2012, the Company entered into a consulting agreement. In consideration for services, the Company issued 150,000 shares of unrestricted common stock pursuant to the S-8 registration statement filed with the commission on May 1, 2012. The aggregate value of the stock issued was $229,500 or $1.53 per share.

On May 24, 2012, the Company entered into a consulting agreement. In consideration for services, the Company issued 800,000 shares of unrestricted common stock pursuant to the S-8 registration statement filed with the commission on May 1, 2012. The aggregate value of the stock issued was $2,320,000 or $2.90 per share.

NOTE 13 - OTHER INCOME AND EXPENSE

On March 5, 2012, the Company wrote off $456 to other income as a result of the intercompany balance owed by its wholly owned subsidiary, The Golf Championships, Inc.

At May 31, 2012, the Company has taken an accrued vendor balance no longer owed and written $4,000 down to the income statement as Gain on Settlement.

NOTE 14 - SUBSEQUENT EVENTS

Effective June 15, 2012, the Company's Shareholders appointed Andrew Ritchie, as CEO of the Company. Mr. Ritchie has not been appointed to any committees of the Board, as the Board does not presently have any committees.

On June 20, 2012, the Company formed a new wholly owned subsidiary, MuscleFoot Inc. in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system, Barefoot Science.

On June 21, 2012, the Company entered into an exclusive North American marketing and distribution agreement with Barefoot Science Products & Services Inc. ("Barefoot Science") through its newly formed subsidiary, MuscleFoot Inc.

On June 25, 2012, the Company appointed Patrick Johnson as Vice President of corporate development.

On June 26, 2012, the Company entered into an employment agreement with Patrick Johnson.

On June 26, 2012, the Company entered into an agreement with RBL Communications to manage a complete social media program for the Company's wholly owned subsidiary, MuscleFoot, Inc.

On July 16, 2012, the Company appointed Sean Pena to the advisory committee of its wholly owned subsidiary, MuscleFoot, Inc.

On July 19, 2012, the Company, through its wholly owned subsidiary MuscleFoot, Inc., entered into an endorsement contract with Nick Symmonds.

On July 25, 2012, the Company, through its wholly owned subsidiary MuscleFoot, Inc., entered into an endorsement contract with Will Claye.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, May 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of May 31, 2012.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2012.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Michael Thomas Franklin, age 60, has been in the import/export and entertainment businesses for almost 40 years. For the last 12 years Mr. Franklin has divided his time between his home State of Florida and Xiamen, China.

Since early 2010 Mr. Franklin has been focused on creating solar product designs for his own company, Xiamen Solar First, located in Xiamen, China as well as contract projects for Hui Shi You, one of the largest producers of phone accessory for domestic use in China.

From July 2004-2009 Mr. Franklin was Director of Asia Direct Trade, with offices in Qingdao, Shanghai, Beijing and Xiamen, China, a design and manufacturing firm focused on fulfilling the procurement needs of a diverse international clientele.

In addition, Mr. Franklin has provided consulting services as well as project management oversight for several large multinational corporations relating to their procurement processes in China.

Mr. Franklin is also an accomplished pianist and Grammy Nominated Producer. From 2000-2003 he served as Music Director of Hard Rock Live.

He is an Alumni of Vincennes University for Medicine, Valparaiso University, and Depaul University for Music.

Effective May 25, 2012, Michael Franklin, Chairman and CEO the Company, resigned from all positions held with the Company, including resigning from Board service. There was no disagreement between the Registrant and Mr. Franklin at the time of his resignation from the Board of Directors.

On May 25, 2012, the Company's Shareholders appointed R. Brentwood Strasler as sole Director, President and Corporate Secretary. Mr. Strasler will serve as a Director until his successor has been elected at the next annual meeting of the Company's shareholders or until his earlier resignation, removal, or death.

R. Brentwood Strasler, age 45, has more than twenty years experience in both private industry and the public capital markets and has a broad range of skills and expertise in corporate governance, corporate finance, and other matters faced by emerging companies.

Form August 2009 to March 2012 Mr. Strasler was Vice President of Clarus Securities Inc., a Canadian based investment bank. From 2007 to 2008 he was a Senior Vice President at investment bank Westwind Partners/Thomas Weisel Group.

In addition, Mr. Strasler has owned and operated businesses in a variety of industries focusing on restructurings, financings, mergers and acquisitions. His leadership has been instrumental in the successful reorganization, development, and expansion of several private companies in the diversified services, technology, and industrial manufacturing sectors. Mr. Strasler has been directly involved in raising over $275 million in public financings for companies engaged in a wide range of industries and market capitalizations.

Mr. Strasler holds an Economics Degree from the University of Western Ontario and an MBA in International Finance from the University of Notre Dame.

None of our officers or directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities law within the past ten (10) years.

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

The Company has determined that the following Section 16(a) filings were not made with the SEC:

     * R. Brentwood Strasler, our President, did not file a Form 3 within the prescribed time period after his appointment as President. Mr. Strasler was unaware of this requirement.
     * Andrew Ritchie, our CEO, did not file a Form 3 within the prescribed time period after his appointment as CEO.

CORPORATE GOVERNANCE

The Company has adopted a Financial Code of Ethics, an Audit Committee Charter, a Compensation Committee Charter, and a Policy on Suspected Misconduct, Dishonesty and Fraud.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

The directors of the Company are not independent from the Company. Further, an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions considered or consummated by the Company, management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically reevaluate this situation.

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

COMMITTEES

The Company has an audit and a compensation committee, each of which is comprised of the Company's directors.

The Company's audit committee has determined that its members are not "audit committee financial experts" within the meaning of federal securities regulations.

ITEM 11. EXECUTIVE COMPENSATION

For the period from June 1, 2011 to March 5, 2012, the Company accrued $50,000 as compensation to R. Thomas Kidd for his role as an officer and director. The accrued liability was sold to Mr. Kidd as a result of the Asset Purchase Agreement entered into on March 5, 2012 and therefore there are no salaries due to Mr. Kidd at May 31, 2012.

For the period from March 5, 2012 to May 25, 2012, Michael Franklin received $5,000 as compensation for his role as an officer and director. Mr. Frankin did not have a formal Employment Agreement with the Company.

On May 25, 2012, the Company entered into an Employment Agreement with its newly appointed President, R. Brentwood Strasler, for a period of no less than three years. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler. As of May 31, 2012, the Company did not accrue any salaries under the Employment Agreement.

                           SUMMARY COMPENSATION TABLE

  Name and
  Principal                                            Stock       Option     All Other
  Position             Year     Salary($)    Bonus    Awards($)    Awards   Compensation($)   Total($)
  --------             ----     ---------    -----    ---------    ------   ---------------   --------
R. Thomas Kidd,
Chairman and CEO(1)    2011          --        --          --         --          --               --

R. Thomas Kidd,
Chairman and CEO(1)    2012     240,000        --          --         --          --          240,000

William Seery
Chief Financial
Officer (2)            2011          --        --          --         --          --               --

William Seery
Chief Financial
Officer (2)            2012     150,000        --     140,000         --          --          290,000

Michael Franklin
Chairman, CEO,
CFO(3)                 2012       5,000        --          --         --          --            5,000

Andrew Ritchie(5)      2011          --        --          --         --          --               --

Andrew Ritchie(5)      2012     240,000        --     150,000         --          --          390,000

R. Brentwood
Strasler(4)            2011          --        --          --         --          --               --

R. Brentwood
Strasler(4)            2012     150,000        --     100,000         --          --          250,000

----------
(1) R. Thomas Kidd was Chairman of the Board and CEO of the Company until March 5, 2012.
(2)  Mr. Seery was Chief Financial Officer until March 5, 2012.
(3) Mr. Franklin was Chairman of the Board , Chief Executive Officer, and Chief Financial Officer of the Company from March 5, 2012 until May 25, 2012. Mr. Franklin no longer serves as a member of the Board.
(4) Mr. Strasler was appointed President, Director, and Corporate Secretary of the Company on May 25, 2012.
(5) Mr. Ritchie was appointed Chief Executive Officer and Director of the Company on June 15, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of September 12, 2012 by (i) each person who is known by the Company to own beneficially more than 5% of the any class of the Company's voting securities, (ii) each director of the Company,

(iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 29,005,298 shares outstanding as of May 31, 2012. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

                              Amount and nature of beneficial ownership
                           -------------------------------------------------
     Name and Address      Common Stock      Preferred Stock      Percentage
     ----------------      ------------      ---------------      ----------

     CRISTY, LLC, (1)          -0-                50,000            63.29% (2)

----------
(1) The address for Cristy Management Limited is Akara Bldg, 24 De Castro Street, Wickhams Cay 1, Tortola, British Virgin Islands.
(2) Percentage beneficial ownership as if preferred stock has been converted into shares of common stock at a ratio of 1,000 shares of common stock for every 1 share of preferred stock.

CHANGES IN CONTROL

On March 5, 2012, Michael Franklin purchased 50,000 shares of the Company's Series A Preferred Stock from R Thomas Kidd. Our Series A Preferred Stock is convertible into Common Stock at the rate of 1,000 shares of Common for each share of Preferred. In addition, our Preferred stock has voting rights equivalent to 1,000 votes per share. As a result, Mr. Franklin has become the controlling shareholder of Domark by virtue of his ownership of 50,000 shares of Preferred Stock with voting rights equivalent to 50,000,000 shares of our Common Stock.

On May 25, 2012, Michael Franklin sold 50,000 preferred shares of the Company, in a private transaction, to Cristy Management Limited. As a result, Cristy Management Limited has become the controlling shareholder of Domark by virtue of his ownership of 50,000 shares of Preferred Stock with voting rights equivalent to 50,000,000 shares of our Common Stock.

There are currently no arrangements with any party which may subsequently result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

On February 29, 2012, the Company entered into a Memorandum of Agreement with Xiamen Taiyang Neng Gongsi and Michael Franklin.

On March 5, 2012, the Company's prior Chief Executive Officer returned to treasury 9,771,500 shares of common stock and 50,000 shares of preferred stock in connection with an Asset Purchase Agreement dated March 5, 2012.

On March 5, 2012, Michael Franklin purchased 50,000 shares of the Company's Series A Preferred Stock from R Thomas Kidd. Our Series A Preferred Stock is convertible into Common Stock at the rate of 1,000 shares of Common for each share of Preferred. In addition, our Preferred stock has voting rights equivalent to 1,000 votes per share. Upon the conclusion of the Armada transaction, Franklin became the controlling shareholder of Domark by virtue of his ownership of 50,000 shares of Preferred Stock with voting rights equivalent to 50,000,000 shares of our Common Stock.

From time to time, the Company's officers have provided loans to the Company. At May 31, 2012, the Company is indebted to Michael Franklin, President of the Company's wholly owned subsidiary Solawerks, Inc., in the amount of $1,000, which amount does not bear interest but is due on demand. This amount reflects advances made to the Company by Mr. Franklin.

The sole director of the Company is not independent from the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by DeJoya Griffith & Company, LLC for professional services rendered for the audit of the Company's annual financial statements for fiscal years ending May 31, 2012 and 2011 was $_________ and $7,500, respectively.

AUDIT-RELATED FEES

The aggregate fees billed by DeJoya Griffith & Company, LLC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended May 31, 2012 and 2011, and that are not disclosed in the paragraph captioned "Audit Fees" above, were $________ and $0, respectively. The aggregate fees billed by DeJoya Griffith & Company, LLC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's annual financial statements for fiscal year ending May 31, 2012 was $0.

TAX FEES

The aggregate fees billed by ECFO Corporation for professional services rendered for accounting, tax compliance, tax advice and tax planning for the fiscal year ended May 31, 2012 and 2011 were $25,600 and $18,000, respectively.

ALL OTHER FEES

The Company has incurred no other fees for audit, audit-related, or tax services.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The information required in Item 15 relating to the Company's financial statements are contained in Item 8 of this Annual Report and incorporated herein by reference.

EXHIBITS

Exhibit No.                   Description of Exhibit                    Footnote
-----------                   ----------------------                    --------

3.1 (a)     Articles of Incorporation.                                        1
    (b)     Amendment to Articles of Incorporation.                           2
    (c)     Amendment to Articles of Incorporation.                           3

3.2         Bylaws.                                                           4

10.1        Agreement for the Exchange of Common Stock between the            5
            Company and Silk for Less, Inc., dated as of June 3, 2011.

10.2        Media Campaign Agreement between the Company and TVA Media        6
            Group, Inc., dated as of June 20, 2011.

10.3        Escrow Agreement between the Company and Armada Sports &          7
            Entertainment, Inc., dated as of June 30, 2011.

10.4        Asset Purchase Agreement between the Company and USPT,            8
            LLC, dated as of August 21, 2011.

10.6        Memorandum of Agreement between Domark International, Inc.        9
            and Xiamen Taiyang Neng Gongsi dated February 29, 2012.

10.7        Master Credit Agreement between Domark International, Inc.       17
            and Infinite Funding, Inc. dated March 2, 2012.

10.8        Asset Purchase Agreement between Domark International Inc.       18
            and R. Thomas Kidd dated March 5, 2012

10.9        Employment Agreement between Domark International Inc.           19
            and R. Brentwood Strasler dated May 25, 2012.

10.10       Employment Agreement between Domark International Inc.           20
            and Andrew Ritchie dated June 15, 2012.

14          Financial Code of Ethics                                         21

21          Subsidiaries                                                     22

31.1        Certification of Chief Executive Officer Pursuant to             23
            Section 302 of the Sarbanes Oxley Act.*

31.2        Certification of Principal Financial Officer Pursuant to         24
            Section 302 of the Sarbanes Oxley Act.*

32.1        Certification of Chief Executive Officer Pursuant to             25
            Section 906 of the Sarbanes Oxley Act.*

32.2        Certification of Principal Accounting Officer Pursuant to        26
            Section 906 of the Sarbanes Oxley Act.*

99.1        Audit Committee Charter                                          27

99.2        Compensation Committee Charter                                   28

101         Interactive data files pursuant to Rule 405 of Regulation S-T.   29

Footnotes

1. Filed as Exhibit 3.1 to the Company's Form SB-2 filed on August 6, 2006 and incorporated herein by reference.
2. Set out in the Company's Form 8-K filed on June 30, 2008 and incorporated herein by reference.
3. Filed as Exhibit 3.1 in the Company's Form 8-K filed on January 8, 2009 and incorporated herein by reference.
4. Filed as Exhibit 3.2 to the Company's Form SB-2 filed on August 6, 2006 and incorporated herein by reference.
5. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 6, 2011 and incorporated herein by reference.
6. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2011 and incorporated herein by reference.
7. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2011 and incorporated herein by reference.
8. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2011 and incorporated herein by reference.
15. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 29, 2012.
17. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2012.
18. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2012.
19. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2012.
20. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2012.
21. Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ending May 31, 2009 and incorporated herein by reference.
22.  Filed herewith
23.  Filed herewith
24.  Filed herewith
25.  Filed herewith
26.  Filed herewith
27. Filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ending May 31, 2009 and incorporated herein by reference.
28. Filed as Exhibit 99.2. to the Company's Annual Report on Form 10-K for the year ending May 31, 2009 and incorporated herein by reference.
29.  To be filed by Amendment.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant
DoMark International, Inc.

Date: September 12, 2012

By: /s/ Andrew Ritchie
   -------------------------------------
   Andrew Ritchie
   Chief Executive Officer

Date: September 12, 2012


By: /s/ Andrew Ritchie
   -------------------------------------
   Andrew Ritchie
   Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of September.


/s/ Andrew Ritchie
----------------------------------------
Andrew Ritchie
Chief Executive Officer


/s/ Andrew Ritchie
----------------------------------------
Andrew Ritchie
Principal Financial Officer