Form 10-K/A
period 2012-05-31
Domark International Inc.
filed 2012-09-21
CIK 1365160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on September 13, 2012 was $11,757,179.

As of September 13, 2012, there were 29,005,298 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Preferred Stock, $0.001 par value per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE

DoMark International, Inc. (the "Company") is filing this Amendment No. 1 to its annual report on Form 10-K for the fiscal year ended May 31, 2012, which was filed on September 13, 2012. The Company's previously filed annual report which was an early version and was not complete; the audit had not been completed and did not contain an audit report from our auditors. This report was filed due to a technical error and was made without our auditors' consent or upon completion of the audit.

Consequently, the Company is filing this amendment to include an audit report and consent from the Company's auditors.

                               TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS                                                            3
ITEM 1A.  RISK FACTORS                                                        4
ITEM 1B.  UNRESOLVED STAFF COMMENTS                                           4
ITEM 2.   PROPERTIES                                                          4
ITEM 3.   LEGAL PROCEEDINGS                                                   4
ITEM 4.   MINE SAFETY DISCLOSURES                                             5

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES                   5
ITEM 6.   SELECTED FINANCIAL DATA                                             6
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                           6
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          9
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         9
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                           31
ITEM 9A.  CONTROLS AND PROCEDURES                                            31
ITEM 9B.  OTHER INFORMATION                                                  32

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT.                                                      32
ITEM 11.  EXECUTIVE COMPENSATION                                             34
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                    35
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE                                                       36
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             36

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                         37

SIGNATURES                                                                   39

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

On June 20, 2012, the Company formed a new wholly owned subsidiary, MuscleFoot Inc. in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system, Barefoot Science. This entity is currently on default under the Nevada Secretary of State.

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

ITEM 3. LEGAL PROCEEDINGS

On May 21, 2009, the Company entered into an Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as Victory Lane (the "Victory Lane Business") pursuant to which the Company intended to purchase the Victory Lane Business. Shortly thereafter, a dispute arose between the Company and Victory Lane regarding alleged miss-representations made by Victory Lane in connection with the Victory Lane Agreement.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

As of September 13, 2012, there were 29,005,298 shares of our common stock outstanding and there were approximately 87 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL YEAR ENDED MAY 31, 2012
                                                      High         Low
                                                     ------       ------
First Quarter (June - August, 2011)                  $ 1.70       $ 0.10
Second Quarter (September - November 2011)           $ 1.69       $ 1.30
Third Quarter (December - February 2012)             $ 1.65       $ 1.40
Fourth Quarter (March - May 2012)                    $ 4.88       $ 0.63

On September 13, 2012, the closing bid price of our common stock was $0.60.

DIVIDENDS

The Company has never paid dividends on any shares of its common stock, nor does the Company anticipate paying dividends at any time in the foreseeable future. Any profits received by the Company will be reinvested in its business.

RECENT SALES OF UNREGISTERED SECURITIES

                               Stock Issued           Cash       Stock Issued
                                 for Cash           Received      for Assets
                                 --------           --------      ----------

Year Ended May 31, 2011             --              $   --             --

Year Ended May 31, 2012             --              $   --             --

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

On March 5, 2012, the Company entered into an Asset Purchase Agreement with its controlling shareholder, R. Thomas Kidd, for the sale of its wholly owned subsidiary, Armada/The Golf Championships, and certain assets related thereto. As consideration, the Mr. Kidd returned 9,771,500 shares of common stock to treasury.

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

As of March 29, 2012, our prior CEO, Tom Kidd, returned to the Company's treasury, 50,000 shares of its Series A Preferred Stock and 9,771,500 shares of its Common Stock. These shares were then cancelled. There are 50,000 issued and outstanding shares of the Company's Series A Preferred Stock, owned by the Company's CEO, Michael Franklin.

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

On May 25, 2012, the Company's Shareholders appointed R. Brentwood Strasler as sole Director, President and Corporate Secretary.

MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS

FISCAL YEAR ENDED MAY 31, 2012 COMPARED TO FISCAL YEAR ENDED MAY 31, 2011

The Company had $19,929 in revenues for the fiscal year ended May 31, 2012 and earned no revenues for the fiscal year ended May 31, 2011. Revenues earned for the period were related to the sale of Solacases through the Company's wholly owned subsidiary, Solawerks, Inc.

General and administrative expenses for fiscal 2012 increased to $5,463,736 as compared to $35,161 in fiscal 2011. The increase is primarily related to salaries and expenses during the period the Company was developing its made for TV sports events through Armada/The Golf Championships. In addition, the Company incurred significant expense in stock compensation and advertising relating to the development of Solawerks, Inc. and MuscleFoot, Inc., the Company's wholly owned subsidiaries formed during the period. Interest expense for the twelve months ending May 31, 2012 was $46,060 as compared to $0 for the period ending May 31, 2011. The Company's operations during fiscal 2012 were funded through interest free, demand notes from shareholders and short term loans financed through Infinite Funding. As of May 31, 2012, the Company is indebted to a shareholder in the amount of $1,000 and to Infinite Funding in the aggregate of $545,645 plus interest.

The operating loss for fiscal 2012 increased to $5,533,927 as compared to $125,480 for fiscal 2011. Our loss from discontinued operations for the period ending May 31, 2012 was $5,972,579 as compared to $0 for the period ending May 31, 2011.

The following table sets forth the assets and liabilities sold pursuant to an Asset Purchase Agreement entered into on March 5, 2012:

Assets:
  Prepaid Expenses                           $397,675
  Inventory - Production                     $ 16,926
  Equipment                                  $  3,867  (net of depreciation)
  Website                                    $  1,167  (net of amortization)
  VPAR License                               $ 24,432  (net of amortization)
Liabilities:
  Accounts Payable                           $ 19,257
  Payroll & related liabilities              $249,631
  Shareholder Loans                          $929,736

The net value recorded for this transaction was $754,558.

The Company recorded the sale consistent with ASC 860-20-25, and ASC 860-20-40. Transactions with related parties are recorded at book value as determined under GAAP. Book value was determined as the value of the assets less any liabilities sold. The net value recorded for this transaction was $(754,558). In consideration for the sale, Mr. Kidd returned 9,771,500 shares of common stock to treasury.

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

Cash provided (used) by operating activities for the fiscal year 2012 was ($548,885) compared to $(33,446) for the fiscal year 2011. Depreciation and amortization expense for fiscal year 2012 was $8,465 as compared to $1,715 for fiscal 2011.

Cash (used) provided in investing activities was ($43,000) for the fiscal year 2012, compared to $(3,500) for the fiscal year 2011.

Cash provided by financing activities was $639,567 for fiscal year 2012 as compared to $41,336 for fiscal 2011. Financing activities consisted of cash received from shareholders and notes payable.

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

ITEM 8. FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:                               10

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet at May 31, 2012 and 2011                        11

  Consolidated Statements of Operations for the years ended
   May 31, 2012 and 2011                                                     13

  Consolidated Statements of Stockholders' Deficit for the years
   ended May 31, 2012 and 2011                                               14

  Consolidated Statements of Cash Flows for the years ended
   May 31, 2012 and 2011                                                     15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   16

                     [LETTERHEAD OF DE JOYA GRIFFITH, LLC]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Domark International, Inc.

We have audited the accompanying consolidated balance sheets of Domark International, Inc. (A Development Stage Company) (the "Company") as of May 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended May 31, 2012. Domark International Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit, nor were we engaged to perform an audit of the financial statements of Domark International Inc. for the year ended May 31, 2010 and from October 21, 2009 (development stage re-entry date) to May 31, 2010. Accordingly, those statements are unaudited and we express no such opinion, in so far as it relates to the amounts included in the period from October 21, 2009 (development stage re-entry date) through May 31, 2010.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domark International, Inc. (A Development Stage Company) as of May 31, 2012 and 2011, and the results of its operations, and its cash flows for each of the years in the two-year period ended May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith, LLC
---------------------------------
Henderson, Nevada
September 21, 2012

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     As of May 31,      As of May 31,
                                                         2012               2011
                                                       --------           --------
                                                       (Audited)          (Audited)
CURRENT ASSETS
  Cash                                                 $ 52,269           $  4,587
  Prepaid Expenses                                        4,897                 --
                                                       --------           --------
      Total current assets                               57,166              4,587
                                                       --------           --------
FIXED ASSETS
  Property & equipment, net                                  --                399
                                                       --------           --------
      Total fixed assets                                     --                399
                                                       --------           --------
OTHER ASSETS
  Website development costs                               2,250              6,417
  Deferred Financing                                     24,799                 --
  License                                                 9,635                 --
                                                       --------           --------
      Total other assets                                 36,684              6,417
                                                       --------           --------

      TOTAL ASSETS                                     $ 93,850           $ 11,403
                                                       ========           ========


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                               As of May 31,          As of May 31,
                                                                   2012                   2011
                                                               ------------           ------------
                                                                (Audited)              (Audited)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $     89,164           $     44,987
  Accounts payable related party                                     15,366                     --
  Note payable                                                      545,645                 75,000
                                                               ------------           ------------
      Total current liabilities                                     650,367                119,987
                                                               ------------           ------------
LONG-TERM LIABILITIES
  Due to affiliate and shareholder                                    1,000                696,171
                                                               ------------           ------------
      Total long-term liabilities                                     1,000                696,171
                                                               ------------           ------------
      TOTAL LIABILITIES                                             651,175                816,158
                                                               ------------           ------------
STOCKHOLDERS' DEFICIT
  Convertible preferred stock series A, $0.001 par value,
   authorized: 10,000,000
   issued: 50,000 and 100,000, respectively                              50                    100
  Common stock, $0.001 par value,
   authorized: 200,000,000
   issued: 29,005,298 and 36,460,835, respectively                   29,005                 36,461
  Common stock payable                                              738,000                     --
  Additional paid in capital                                     31,499,029             26,448,172
  Accumulated deficit                                           (26,850,830)           (26,850,830)
  Accumulated deficit during development stage                   (5,972,579)              (438,656)
                                                               ------------           ------------
      Total stockholders' deficiency                               (557,325)              (804,755)
                                                               ------------           ------------

      TOTAL LIABILITIES AND EQUITY                             $     93,850           $     11,403
                                                               ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STATE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                     From
                                                      For the                For the            October 21, 2009
                                                     year ended             year ended       (Development stage) to
                                                    May 31, 2012           May 31, 2011           May 31, 2012
                                                    ------------           ------------           ------------
                                                     (Audited)               (Audited)             (Unaudited)

INCOME                                              $     19,929           $         --           $     19,929

COST OF SALES                                             48,509                     --                 48,509
                                                    ------------           ------------           ------------

NET OPERATING LOSS                                       (28,580)                    --                (28,580)
                                                    ------------           ------------           ------------

GENERAL AND ADMINISTRATIVE EXPENSES                    5,463,736                 35,161              5,811,957

RESEARCH AND DEVELOPMENT                                  45,607                     --                 45,607

BAD DEBT EXPENSE                                              --                100,000                100,000

IMPAIRMENT OF ASSET                                           --                 10,000                 10,000

FORGIVENESS OF DEBT                                       (4,000)                    --                 (4,000)

IMPAIRMENT OF GOODWILL                                        --                     --                (10,000)
                                                    ------------           ------------           ------------
OPERATING LOSS                                        (5,533,923)              (145,161)            (5,973,568)
OTHER INCOME                                                  --                 19,681                 29,567
                                                    ------------           ------------           ------------

NET LOSS FROM OPERATIONS                              (5,533,923)              (125,480)            (5,972,579)
                                                    ============           ============           ============
INCOME (LOSS) FROM DISCONTINUED OPERATONS                     --                     --                     --

NET LOSS                                            $ (5,533,923)          $   (125,480)          $ (5,972,579)
                                                    ============           ============           ============
Loss per share on continuing operations,
 basic and diluted                                  $      (0.20)          $      (0.00)
                                                    ============           ============
Loss per share on discontinued operations,
 basic and diluted                                  $      (0.20)          $      (0.00)
                                                    ============           ============

Net loss per share, basic and diluted               $      (0.20)          $      (0.00)
                                                    ============           ============

Weighted average common shares outstanding            27,483,383             36,460,835
                                                    ============           ============


   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                               As of May 31, 2012

                                                                                       Accumulated
                                                                         Additional     During the    Common        Total
                              Preferred Stock       Common Stock          Paid-in      Development     Stock     Stockholders'
                             Amount    Shares    Shares      Amount       Capital         Stage       Payable      Deficit
                             ------    ------    ------      ------       -------         -----       -------      -------
Balance, May 31, 2010       100,000     $100   36,460,835    $36,461    $26,448,170   $(27,164,009)  $     --   $  (679,275)

Net Income (loss)                --       --           --         --             --       (125,480)                (125,480)
                            -------     ----   ----------    -------    -----------   ------------   --------   -----------
Balance, May 31, 2011       100,000      100   36,460,835     36,461     26,448,170    (27,289,488)        --      (804,755)
                            -------     ----   ----------    -------    -----------   ------------   --------   -----------
Common stock issued for
 Prepaid expenses on
 June 20, 2011                                    550,660        551        124,449                                 125,000
Common stock issued for
 Prepaid expenses on
 September 1, 2011                                 79,545         80        124,920                                 125,000
Common stock issued for
 Prepaid expenses on
 December 15, 2011                                 75,758         75        124,925                                 125,000
Common stock issued for
 Compensation on
 January 9, 2012                                  300,000        300        494,700                                 495,000
Common stock issued for
 Compensation on
 March 1, 2012                                    100,000        100        139,900                                 140,000
Common stock returned to
 Treasury for sale of
 assets on March 5, 2012                        9,771,500     (9,772)       764,380                                 754,609
Preferred stock returned
 to Treasury for sale of
 assets on March 5, 2012    (50,000)     (50)                                                                           (50)
Common stock issued for
 Compensation on
 April 1, 2012                                    160,000        160        244,640                                 244,800
Common stock issued for
 Compensation on
 May 9, 2012                                      100,000        100        274,900                                 275,000
Common stock issued for
 Compensation on
 May 24, 2012                                     150,000        150        229,350                                 229,500
Common stock issued for
 Compensation on
 May 29, 2012                                     800,000        800      2,319,200                               2,320,000
Common stock payable                                                                                  738,000       738,000
Unissued, vested employee
 stock comp                                                                 209,495                                 209,495
Net Loss                                                                                (5,533,927)   738,000    (5,533,927)
                            -------     ----   ----------    -------    -----------   ------------   --------   -----------

Balance, May 31, 2012        50,000     $ 50   29,005,298    $29,005    $31,499,031   $(32,823,416)  $738,000   $  (557,325)
                            =======     ====   ==========    =======    ===========   ============   ========   ===========

   The accompanying notes are an integral part of these financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               For the twelve months ending May 31, 2012 and 2011

                                                                                                              From
                                                                For the               For the           October 21, 2009
                                                               year ended            year ended       (Development stage) to
                                                              May 31, 2012          May 31, 2011          May 31, 2012
                                                              ------------          ------------          ------------
                                                                (Audited)             (Audited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(5,533,923)          $  (125,480)          $(5,972,579)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                  8,464                 1,715                10,839
     Amortized finance cost                                        35,201                    --                35,201
     Impairment of assets                                              --                10,000                    --
     Forgiveness of debt                                           (4,000)                   --                (4,000)
     Non cash interest                                              5,645                    --                 5,645
     Common stock issued as compensation and for expenses       4,624,221                    --             4,624,310
     Bad debt expense                                                  --               100,000                    --
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Increase in inventory                                        (16,926)                   --               (16,926)
     Increase in prepaid expense and other current assets         317,065                    --               317,065
     Increase in accounts payable                                 (19,681)                  798
     Increase in accounts payable - related party                  15,366                    --                15,366
                                                              -----------           -----------           -----------
          Net cash used in operating activities                  (548,885)              (33,446)           (1,053,210)
                                                              -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed assets purchased                                           (4,000)                   --                (4,000)
  Cash paid for web development                                    (4,000)               (3,500)               (7,500)
  Cash paid for license                                           (35,000)                   --               (35,000)
                                                              -----------           -----------           -----------
          Net cash flows used in investing activities             (43,000)               (3,500)              (46,500)
                                                              -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in shareholder loans                                   234,567               (33,664)              768,850
  Cash received on notes payable                                  405,000                75,000               480,000
  Payments on notes payable                                            --                    --              (100,470)
                                                              -----------           -----------           -----------
          Net cash provided by financing activities               639,567                41,336             1,148,452
                                                              -----------           -----------           -----------
CASH RECONCILIATION
  Net increase in cash and cash equivalents                        47,681                 4,390                48,742
  Cash and cash equivalents - beginning balance                     4,587                   197                 3,527
                                                              -----------           -----------           -----------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD               $    52,268           $     4,587           $    52,269
                                                              ===========           ===========           ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Prepaid expenses                                            $  (397,675)          $        --           $  (397,675
  Inventory                                                   $   (16,926)          $        --           $   (16,926
  Fixed assets, net of depreciation                           $    (3,868)          $        --           $    (3,868
  Website costs, net of amortization                          $    (1,167)          $        --           $    (1,167
  License, net of amortization                                $   (24,432)          $        --           $   (24,432
  Accounts payable                                            $    19,257           $        --           $    19,257
  Payroll & related liabilities                               $   249,631           $        --           $   249,631
  Due to affiliate and shareholder                            $   929,738           $        --           $   929,738
  Return of preferred shares, par value                       $        50           $        --           $        50
  Return of common stock, par value                           $     9,772           $        --           $     9,772
  Additional capital contributed  in excess
   of net assets sold                                         $  (764,380)          $        --           $  (764,380)

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

On June 20, 2012, the Company formed a new wholly owned subsidiary, MuscleFoot Inc., in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system, Barefoot Science.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations of $5,533,927 and $125,480 for the years ended May 31, 2012 and 2011, respectively. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

STOCK-BASED COMPENSATION

The Company accounts for share based payments in accordance with ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date, the Company estimates fair value of the award using a valuation technique. For this purpose, the Company uses the Black-Scholes option pricing model. The Company believes the model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this transition method, stock compensation expenses includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with provisions of ASC 505.

RESEARCH AND DEVELOPMENT

All research and development expenditures are expensed as incurred.

REVENUE RECOGNITION

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or services has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonable assured. Revenue from licensing our technology is recognized over the term of the license agreement. Costs and expenses are recognized during the period in which they are incurred. The

Company derived its revenues for the period through internet sales of our solar charging units. The Company recognizes these sales once delivery is confirmed to the customer.

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

On May 25, 2012, the Company entered into an employment agreement with an effective date of June 1, 2012 with its newly appointed President, R. Brentwood Strasler, for a period of no less than three years. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler. The warrants awarded will be valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The Company estimates fair value of the award using the Black-Scholes option pricing model. Since the effective date of the grant is June 1, 2012, the Company did not realize or record an estimated fair value of the warrants and therefore there is no impact to the financial statements for the fiscal period ending May 31, 2012.

The Company is indebted to Michael Franklin, previously President of our wholly owned subsidiary Solawerks, Inc., in the amount of $1,000 for monies advanced to the Company. This loan is non-interest bearing and payable upon demand.

NOTE 6 - COMMITMENTS

On June 1, 2011, Amy Pennock of Pennock Consulting Group, Inc. was engaged to provide fraud and internal auditing services for the Company. Fees for services will be billed at an hourly rate, as incurred.

On June 1, 2011, Peter Gordon was appointed Vice President & Executive Producer of The Golf Championships, Inc., a wholly owned subsidiary of the Company. The Company has agreed to pay a salary of $120,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Gordon is entitled to 100,000 shares of the Company's common stock as a signing bonus. The shares were valued as of the date of the Agreement and $10,186 in expense has been recorded in relation to the transaction. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement. As a result of the Asset Purchase Agreement made effective on March 5, 2012, Mr. Gordon is no longer entitled to salaries paid by the Company.

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

On June 20, 2011, the Company engaged William Seery as Chief Financial Officer with an effective start date of September 1, 2011. The Company has agreed to pay a salary of $150,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Seery is entitled to 200,000 shares of the Company's common stock as a signing bonus. The shares were valued as of the date of the Agreement and $115,721 in expense has been recorded in relation to the transaction. The shares are to be issued but held back by the Company. After six months of service, 100,000 shares are to be delivered and after one full year of service has elapsed, the remaining 100,000 shares are deliverable under the agreement. Effective March 5, 2012, William Seery resigned from his position as Chief Financial Officer of the Company. There was no disagreement between the Registrant and Mr. Seery at the time of Mr. Seery's resignation from the Board of Directors.

On June 28, 2011, the Company engaged Peter Bonell as Chief Operating Officer with an effective start date of July 15, 2011. On July 15, 2011, the Company terminated its engagement with Peter Bonell.

On July 22, 2011, the Company engaged Jordan Silverstein as Vice President, Public Sponsor Group & Investor Relations with an effective start date of August 1, 2011. The Company has agreed to pay a salary of $90,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Silverstein is entitled to 100,000 shares of the Company's common stock as a signing bonus. The shares were valued as of the date of the Agreement and $50,137 in expense has been recorded in relation to the transaction. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement. The Company has also agreed to pay bonuses equal to five percent of revenue of public company sponsors up to $10,000,000 and six percent for sponsorship revenues above $10,000,000. As a result of the Asset Purchase Agreement made effective on March 5, 2012, Jordan Silverstein is no longer entitled to salaries paid by the Company.

On July 26, 2011, the Company engaged Anthony Gebbia as Chief Operating Officer with an effective start date of August 8, 2011. The Company has agreed to pay a salary of $120,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Gebbia is entitled to 100,000 shares of the Company's common stock as a signing bonus. The shares were valued as of the date of the Agreement and $53,562 in expense has been recorded in relation to the transaction. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement. The Company has also agreed to pay bonuses equal to $200,000, payable half in stock and half in cash, upon signing of title sponsors of the Million Dollar Invitationals. Mr. Gebbia will also receive $100,000 as a bonus, payable half in Stock and half in cash, upon signing of presenting sponsors of the Million Dollar Invitationals. Mr. Gebbia is entitled to a maximum of $300,000 each year. As a result of the Asset Purchase Agreement made effective on March 5, 2012, Anthony Gebbia is no longer entitled to salaries paid by the Company.

On August 3, 2011, TGC (fka Armada Sports & Entertainment, Inc.), a wholly owned subsidiary of Domark International, Inc. announced that Joseph Mediate, former tournament director of the LPGA's Shop Rite Classic, had joined Armada Sports as Director of Tournament Operations for The Golf Championships. The effective date of the agreement is September 1, 2011. The Company has agreed to pay a salary of $80,000 each year for the five year term of the agreement, with 5% increases each year. In addition, Mr. Mediate is entitled to 25,000 shares of the Company's common stock as a signing bonus. The shares were valued as of the date of the Agreement and $9,661 in expense has been recorded in relation to the transaction. The shares are to be issued but held back by the Company and not earned and delivered until one full year of service has elapsed under the agreement. The Company has also agreed to pay a performance bonus equal to five percent of the first $2,000,000 in local and regional sponsors and six percent for sponsorship revenues that exceed $2,000,000. As a result of the Asset Purchase Agreement made effective on March 5, 2012, Joseph Mediate is no longer entitled to salaries paid by the Company. On August 12, 2011, the Company entered into an Agent Agreement with VPAR Golf. VPAR has granted TGC an exclusive license on its VPAR Scoring system for Florida business development and for use at its events The Golf Championships, wherever they may occur in the world, excluding the United Kingdom. Pursuant to the terms of the agreement, TGC shall pay a license fee for year 1, payable on January 2, 2012, of $25,000. For years 2 through 7, the yearly fee is $10,000 and payable each year in January. As a result of the Asset Purchase Agreement made effective on March 5, 2012, the Company has assigned the Agreement to R. Thomas Kidd.

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

On September 28, 2011, Robert M. Greenway and Paul Mangiamele were appointed as directors of the Company. As per the agreement, each director will receive an annual salary of $25,000 payable in quarterly installments. In addition, each director will receive as compensation, 100,000 shares of restricted stock. The shares were issued and valued at market value as of the date of the Agreements in the amount of $165,000 each. Effective March 5, 2012, Robert M. Greenway and Paul Mangiamele resigned from their respective positions on the Board of Directors.

On September 29, 2011, the Company entered into an agreement with Global Sports and Entertainment to procure celebrities or celebrity athletes to participate in The Celebrity Golf Challenge series and/or host one of our other events. Fees are dependent upon the ability of Global Sports and Entertainment to procure celebrity hosts for the anticipated events. Should Global Sports and

Entertainment be successful in this endeavor, fees are estimated to be $30,000 for the remainder of 2011 and $290,000 for 2012. As a result of the Asset Purchase Agreement made effective on March 5, 2012, this agreement has been assigned to R. Thomas Kidd.

On October 1, 2011, the Company entered into an agreement with Brener Zwikel & Associates to develop global brand recognition of The Golf Championships and its series of events. In compensation for services, the Company has agreed to issue $90,000 in stock, payable in quarterly installments beginning January 31, 2012. In addition to the stock compensation, the Company has agreed to pay a monthly retainer in the amount of $6,000 beginning October 30, 2011 and increasing to $10,000 as of July 30, 2012 through November 30, 2012. As of February 29, 2012, $30,000 was due under this agreement, however the payments have not been made and the TGC is seeking modification of the current agreement. As a result of the Asset Purchase Agreement made effective on March 5, 2012, has been assigned to
R. Thomas Kidd.

On October 8, 2011, the Company entered into a letter agreement with Mary A. Beck who will serve as an independent director of DoMark. As per the agreement, the director will receive an annual salary of $25,000 payable in quarterly installments. In addition, the director will receive as compensation, 100,000 shares of restricted stock. The shares were issued and valued at market value as of the date of the Agreement in the amount of $165,000. Effective March 5, 2012, Mary Beck resigned from her position on the Board of Directors.

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

In addition, the Company shall have the right to the following as set forth in the Agreement:

     *    The Company shall have the right to sell eighteen (18) thirty
          (30)-second commercial units during each one (1)-hour time period of network broadcast time CBS makes available for a total of thirty-six(36) thirty (30)-second commercial units per two (2)-hour Program. The Company retains all revenue received from the sale of the commercial units.
     * The Company will receive one (1) opening billboard, one(1) middle billboard, and one (1) closing billboard in each Program.
     * The notice to be included in the credit roll at the conclusion of the broadcast of each Program containing the broadcast coverage of the Events shall be: "This has been a presentation of CBS Sports in association with The Golf Championships, Inc." As a result of the Asset Purchase Agreement made effective on March 5, 2012, the CBS agreement has been assigned to R. Thomas Kidd.

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

On April 1, 2012, the Company entered into a Consulting Agreement with Robert Hines for six months. As consideration for services related to compliance matters, the Company agreed to issue 25,000 shares of its common stock. The shares were issued and valued at market value as of the date of the Agreement in the amount of $38,250.

On April 1, 2012, the Company entered into a Consulting Agreement with Thomas Massey for six months. As consideration for development of the wholesale and distribution market of the Company's solar products, the Company agreed to issue 25,000 shares of its common stock. The shares were issued and valued at market value as of the date of the Agreement in the amount of $38,250.

On April 1, 2012, the Company entered into a Consulting Agreement with David Parisi for six months. As consideration for accounting, bookkeeping, and financial recordation services, the Company agreed to issue 25,000 shares of its common stock. The shares were issued and valued at market value as of the date of the Agreement in the amount of $38,250.

On April 1, 2012, the Company entered into a Consulting Agreement with Jason Burgess for six months. As consideration for web related services, the Company agreed to issue 25,000 shares of its common stock. The shares were issued and valued at market value as of the date of the Agreement in the amount of $38,250.

On April 1, 2012, the Company entered into a Consulting Agreement with Brian Barrilleaux for six months. As consideration for marketing services, the Company agreed to issue 25,000 shares of its common stock. The shares were issued and valued at market value as of the date of the Agreement in the amount of $38,250.

On April 1, 2012, the Company entered into a Consulting Agreement with Matthew Bryant for six months. As consideration for product testing and marketing services, the Company agreed to issue 10,000 shares of its common stock. The shares were issued and valued at market value as of the date of the Agreement in the amount of $15,300.

On April 1, 2012, the Company entered into a Consulting Agreement with Cathryn Walker for six months. As consideration for accounting and compliance services, the Company agreed to issue 25,000 shares of its common stock. The shares were issued and valued at market value as of the date of the Agreement in the amount of $38,250.

On May 9, 2012, the Company entered into a Consulting Agreement with Thomas Massey for one year. As consideration for services related to structuring the Company's operational plan and business model, the Company agrees to issue 100,000 shares of common stock on the effective date of the agreement and 150,000 shares if the Company enters negotiations with any merger or acquisition target introduced by the efforts of the Consultant. The initial 100,000 shares were issued and valued at market value as of the date of the Agreement, resulting in the Company recording an expense in the amount of $275,000. On May 24, 2012, Mr. Massey was awarded the additional 150,000 shares, valued at $424,500.

On May 25, 2012, the Company entered into an employment agreement with an effective date of June 1, 2012 with its newly appointed President, R. Brentwood Strasler, for a period of no less than three years. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler. The warrants awarded will be valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The Company estimates fair value of the award using the Black-Scholes option pricing model. Since the effective date of the grant is June 1, 2012, the Company did not realize or record an estimated fair value of the warrants and therefore there is no impact to the financial statements for the fiscal period ending May 31, 2012.

On May 29, 2012, the Company entered into a Consulting Agreement with Ian Nuttall, expiring on June 1, 2013. As consideration for consultation and advisory services, the Company agreed to issue 1,225,000 shares of common stock and 775,000 shares of the Company's restricted common stock. The shares were issued and valued at market value as of the date of the Agreement in the amount of $2,320,000.

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

As a result of consolidating the aforementioned debt, the Company is now obligated under a single Promissory Note dated February 29, 2012 in the aggregate principle amount of $355,645 along with $2,689 in accrued interest. The Note is due on October 15, 2012 and accrues interest at 3% per annum. In addition, R Thomas Kidd executed a Personal Guarantee of the Note, whereby Kidd guarantees the payment of $100,000 of the principle balance in an Event of Default pursuant to Article III of the Note.

On March 2, 2012, the Company entered into a Master Credit Agreement with Infinite Funding, Inc. which provides for a non-revolving line of credit. The Company may request advances under the lending facility by issuing borrowing certificates to the Lender. Each borrowing certificate, together with simple interest accrued at 8% per year, becomes payable one year after the date of the advance received. Infinite Funding has amended the Master Credit Agreement, increasing the amount of the Lending Facility from $150,000 to $200,000. As of May 31, 2012, the Company received $190,000 in advances and the Company has accrued $1,375 in interest.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2012 are as follows:

     Deferred tax assets:
       Federal                                   $ 6,369,716
       State                                               0
                                                 -----------
       Total Deferred Tax Asset                    6,369,716
       Less valuation allowance                   (6,369,716)
                                                 -----------
                                                 $         0
                                                 ===========

The Company has provided a 100% valuation allowance on the deferred tax assets at May 31, 2012 to reduce such tax asset to $0 as there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE 9 - CONTINGENCIES

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

NOTE 10 - STOCKHOLDER'S DEFICIT

                                   Stock Issued        Cash      Stock Issued
                                     for Cash        Received     for Assets
                                     --------        --------     ----------

Twelve months ended May 31, 2012          --              --            --
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

On August 8, 2011, Anthony Gebbia was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $170,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $53,562.

On September 1, 2011, William Seery was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $140,000, which will not be earned and delivered until one full year of service has elapsed under the agreement. Under ASC 718 "Stock Compensation" the Company has expensed the proportionate value of the stock compensation as of November 30, 2011 with an offset to Additional-Paid-in-Capital for $115,721.

On September 1, 2011, William Seery was entitled to 100,000 shares of the Company's common stock as a signing bonus, valued at $140,000, which will not be earned and delivered until six months of service has elapsed under the agreement. As of February 29, 2012, the shares have fully vested and the Company has recorded common stock payable. On March 1, 2012, the Company issued 100,000 common shares for a value of $140,000 or $1.40 per share.

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

On March 5, 2012, 9,771,500 shares of the Company's common stock were returned to treasury as consideration for the purchase of the assets of The Golf Championships. The transaction was valued at book value and the result was additional capital contributed in excess of net assets sold in the amount of $754,609.

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

On May 24, 2012, the Company entered into a consulting agreement. In consideration for services, the Company issued 150,000 shares of unrestricted common stock pursuant to the S-8 registration statement filed with the commission on May 1, 2012. The aggregate value of the stock issued was $424,500 or $2.83 per share.

On May 30, 2012, the Company entered into a consulting agreement. In consideration for services, the Company issued 800,000 shares of unrestricted common stock pursuant to the S-8 registration statement filed with the commission on May 1, 2012. The aggregate value of the stock issued was $2,320,000 or $2.90 per share.

As of May 31, 2012 and 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 - OTHER INCOME AND EXPENSE

On March 5, 2012, the Company wrote off $456 to other income as a result of the intercompany balance owed by its wholly owned subsidiary, The Golf Championships, Inc.

At May 31, 2012, the Company has taken an accrued vendor balance no longer owed and written $4,000 down to Other Income.

NOTE 12 - SUBSEQUENT EVENTS

Effective June 15, 2012, the Company's Shareholders appointed Andrew Ritchie, as CEO of the Company. Mr. Ritchie shall receive a signing bonus of $10,000, have an annual salary of $240,000, and entitle to 150,000 stock purchase warrants exercisable to purchase share in the common stock of the Company at $1.00. The warrant will be exercisable for a period of three years and can be vested quarterly on a pro rata basis over twelve months from the date of issue.

On June 20, 2012, the Company formed a new wholly owned subsidiary, MuscleFoot Inc. in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system, Barefoot Science. This entity is currently in default with the Nevada Secretary of State.

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

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Andrew Ritchie is a Director and Chief Executive Officer of the Company.
Mr. Ritchie, age 44, was recruited from Easymed Services Inc. (EZM-CDNX). As CEO of Easymed, Mr. Ritchie led the restructuring of the global medical information Technology Company and positioned the company as a global leader in the TeleMedicine sector. From November 2008 to September 2010, Mr. Ritchie was Operations Director at Evening Standard Ltd. (UK). From January 2006 to July 2007, Mr. Ritchie was the Publisher of The Winnipeg Free Press, at which he reported to the Chairman of the Board and was responsible for 1000 staff, revenue of $120 million, and the leadership of all aspects of the Winnipeg Free Press operations. From 2003 to 2006, Mr. Ritchie was Vice President of Operations at The Globe and Mail (Canada), Canada's largest selling national newspaper with revenues of approximately $300 million. Mr. Ritchie reported directly to the Publisher/CEO and was responsible for the daily operation of all aspects of the newspaper.

R. Brentwood Strasler is a Director, President and Corporate Secretary of the Company. Mr. Strasler, age 45, has more than twenty years experience in both private industry and the public capital markets and has a broad range of skills and expertise in corporate governance, corporate finance, and other matters faced by emerging companies.

From August 2009 to March 2012 Mr. Strasler was Vice President of Clarus Securities Inc., a Canadian based investment bank. From 2007 to 2008 he was a Senior Vice President at investment bank Westwind Partners/Thomas Weisel Group.

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

We have determined that the following Section 16(a) filings were not made with the SEC:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by DeJoya Griffith, LLC for professional services rendered for the audit of the Company's annual financial statements for fiscal years ending May 31, 2012 and 2011 was $22,500 and $7,500, respectively.

AUDIT-RELATED FEES

The aggregate fees billed by DeJoya Griffith, LLC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended May 31, 2012 and 2011, and that are not disclosed in the paragraph captioned "Audit Fees" above, were $1,500 and $0, respectively. The aggregate fees billed by DeJoya Griffith & Company, LLC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's annual financial statements for fiscal year ending May 31, 2012 was $0.

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

Date: September 21, 2012


By: /s/ Andrew Ritchie
   -------------------------------------
   Andrew Ritchie
   Chief Executive Officer

Date: September 21, 2012


By: /s/ Andrew Ritchie
   -------------------------------------
    Andrew Ritchie
    Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of September.


/s/ Andrew Ritchie
----------------------------------------
Andrew Ritchie
Chief Executive Officer


/s/ Andrew Ritchie
----------------------------------------
Andrew Ritchie
Principal Financial Officer