Form 10-K/A
period 2012-05-31
Domark International Inc.
filed 2012-09-27
CIK 1365160

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE

DoMark International, Inc. (the "Company") is filing this Amendment No. 2 to its annual report on Form 10-K for the fiscal year ended May 31, 2012, which was filed on September 13, 2012 and amended on September 21, 2012, to correct errors found in the financial statments after filing Amendment No. 1 and to provide the required XBRL exhibit.

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

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STATE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                     From
                                                      For the                For the            October 21, 2009
                                                     year ended             year ended       (Development stage) to
                                                    May 31, 2012           May 31, 2011           May 31, 2012
                                                    ------------           ------------           ------------
                                                     (Audited)               (Audited)             (Unaudited)
INCOME                                              $     19,929           $         --           $     19,929

COST OF SALES                                             48,509                     --                 48,509
                                                    ------------           ------------           ------------

NET OPERATING LOSS                                       (28,580)                    --                (28,580)
                                                    ------------           ------------           ------------

GENERAL AND ADMINISTRATIVE EXPENSES                    5,463,734                 35,161              5,811,957

RESEARCH AND DEVELOPMENT                                  45,609                     --                 45,609

BAD DEBT EXPENSE                                              --                100,000                100,000

IMPAIRMENT OF ASSET                                           --                 10,000                 10,000

FORGIVENESS OF DEBT                                       (4,000)                    --                 (4,000)

IMPAIRMENT OF GOODWILL                                        --                     --                 10,000
                                                    ------------           ------------           ------------
OPERATING LOSS                                        (5,533,923)              (145,161)             6,002,146
OTHER INCOME                                                  --                 19,681                 29,567
                                                    ------------           ------------           ------------

NET LOSS FROM OPERATIONS                              (5,533,923)              (125,480)            (5,972,579)
                                                    ============           ============           ============
INCOME (LOSS) FROM DISCONTINUED OPERATONS                     --                     --                     --

NET LOSS                                            $ (5,533,923)          $   (125,480)          $ (5,972,579)
                                                    ============           ============           ============
Loss per share on continuing operations,
 basic and diluted                                  $      (0.20)          $      (0.00)
                                                    ============           ============
Loss per share on discontinued operations,
 basic and diluted                                  $      (0.20)          $      (0.00)
                                                    ============           ============

Net loss per share, basic and diluted               $      (0.20)          $      (0.00)
                                                    ============           ============

Weighted average common shares outstanding            27,483,383             36,460,835
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

                           DOMARK INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               For the twelve months ending May 31, 2012 and 2011

                                                                                                              From
                                                                For the               For the           October 21, 2009
                                                               year ended            year ended       (Development stage) to
                                                              May 31, 2012          May 31, 2011          May 31, 2012
                                                              ------------          ------------          ------------
                                                                (Audited)             (Audited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(5,533,923)          $  (125,480)          $(5,972,579)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                  8,464                 1,715                10,838
     Amortized finance cost                                        35,201                    --                35,201
     Impairment of assets                                              --                10,000                    --
     Forgiveness of debt                                           (4,000)                   --                (4,000)
     Non cash interest                                              5,645                    --                 5,645
     Common stock issued as compensation and for expenses       4,624,223                    --             4,624,310
     Bad debt expense                                                  --               100,000                    --
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
     Increase in inventory                                        (16,926)                   --               (16,926)
     Increase in accounts payable                                 317,065               (19,681)              238,935
     Increase in accounts payable - related party                  15,366                    --                15,366
                                                              -----------           -----------           -----------
          Net cash used in operating activities                  (548,885)              (33,446)           (1,053,210)
                                                              -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Fixed assets purchased                                           (4,000)                   --                (4,000)
  Cash paid for web development                                    (4,000)               (3,500)               (7,500)
  Cash paid for license                                           (35,000)                   --               (35,000)
                                                              -----------           -----------           -----------
          Net cash flows used in investing activities             (43,000)               (3,500)              (46,500)
                                                              -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in shareholder loans                                   234,567               (33,664)              768,850
  Cash received on notes payable                                  405,000                75,000               480,000
  Payments on notes payable                                            --                    --              (100,470)
                                                              -----------           -----------           -----------
          Net cash provided by financing activities               639,567                41,336             1,148,452
                                                              -----------           -----------           -----------
CASH RECONCILIATION
  Net increase in cash and cash equivalents                        47,682                 4,390                48,742
  Cash and cash equivalents - beginning balance                     4,587                   197                 3,527
                                                              -----------           -----------           -----------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD               $    52,269           $     4,587           $    52,269
                                                              ===========           ===========           ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Prepaid expenses                                            $  (397,675)          $        --           $  (397,675
  Inventory                                                   $   (16,926)          $        --           $   (16,926
  Fixed assets, net of depreciation                           $    (3,868)          $        --           $    (3,868
  Website costs, net of amortization                          $    (1,167)          $        --           $    (1,167
  License, net of amortization                                $   (24,432)          $        --           $   (24,432
  Accounts payable                                            $    19,257           $        --           $    19,257
  Payroll & related liabilities                               $   249,631           $        --           $   249,631
  Due to affiliate and shareholder                            $   929,738           $        --           $   929,738
  Return of preferred shares, par value                       $        50           $        --           $        50
  Return of common stock, par value                           $     9,772           $        --           $     9,772
  Additional capital contributed  in excess
   of net assets sold                                         $  (764,380)          $        --           $  (764,380)

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

Footnotes

1. Filed as Exhibit 3.1 to the Company's Form SB-2 filed on August 6, 2006 and incorporated herein by reference.
2. Set out in the Company's Form 8-K filed on June 30, 2008 and incorporated herein by reference.
3. Filed as Exhibit 3.1 in the Company's Form 8-K filed on January 8, 2009 and incorporated herein by reference.
4. Filed as Exhibit 3.2 to the Company's Form SB-2 filed on August 6, 2006 and incorporated herein by reference.
5. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 6, 2011 and incorporated herein by reference.
6. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 13, 2011 and incorporated herein by reference.
7. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 1, 2011 and incorporated herein by reference.
8. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2011 and incorporated herein by reference.
15. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 29, 2012.
17. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 5, 2012.
18. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2012.
19. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2012.
20. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 26, 2012.
21. Filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ending May 31, 2009 and incorporated herein by reference.
22.  Filed herewith
23.  Filed herewith
24.  Filed herewith
25.  Filed herewith
26.  Filed herewith
27. Filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ending May 31, 2009 and incorporated herein by reference.
28. Filed as Exhibit 99.2. to the Company's Annual Report on Form 10-K for the year ending May 31, 2009 and incorporated herein by reference.
29.  Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant
DoMark International, Inc.

Date: September 27, 2012


By: /s/ Andrew Ritchie
   -------------------------------------
   Andrew Ritchie
   Chief Executive Officer

Date: September 27, 2012


By: /s/ Andrew Ritchie
   -------------------------------------
    Andrew Ritchie
    Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of September.


/s/ Andrew Ritchie
----------------------------------------
Andrew Ritchie
Chief Executive Officer


/s/ Andrew Ritchie
----------------------------------------
Andrew Ritchie
Principal Financial Officer