Form 10-Q
period 2012-08-31
Domark International Inc.
filed 2012-10-22
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2012

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

                                  321-250-4996
                           (Issuer's telephone number)

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

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 31, 2012, there were 29,540,298 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Preferred Stock A, $0.001 par value per share, issued and outstanding Preferred Stock B, $0.001 par value per share and zero shares issued and outstanding.

                                EXPLANATORY NOTE

This Form 10-Q of Domark International, Inc.'s (the "Company") reflects the status and operations of the Company and its three (3) subsidiaries, Solawerks Inc ("Solawerks"), Musclefoot Inc. ("Musclefoot") and Domark Canada Inc. ("Domark Canada") as of August 31, 2012.

During the quarter the company hired a new Chief Executive Officer, Andrew Ritchie and a new Vice President - Business Development, Patrick Johnson. The new management team sets about reviewing the company operations and restructuring initiatives. The main operation of the company has been the sale of our Apple iPhone and iPad solar battery charging covers through our subsidiary Solawerks. The Company formed a new subsidiary named Musclefoot Inc. in June of this year. The main purpose of this subsidiary is to sell our new licensed, patented and FDA approved shoe insole from Barefoot Science, Inc.

The Company has spent the first quarter building new websites, media campaigns, retail sales strategy, affiliate programs and building a world class infrastructure to support the sales of our products. We then tested the new sites and media campaigns in various media channels. After analyzing and adapting the initial results of our offerings, we are now well positioned for a full media launch the Company's products in the run-up to Holiday Season.

The Company has also invested in developing the next generation of iPhone and iPad solar chargers. These will be ready to be launched within the 2nd quarter.

The management has also been reviewing the Company's past financial history, including share and debt structure in order to ensure that the best capital structure is utilized by the Company going forward.

                           DOMARK INTERNATIONAL, INC.
                            INDEX TO FORM 10-Q FILING
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2012

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)                          4
        Consolidated Balance Sheets                                            4
        Consolidated Statements of Operations                                  6
        Consolidated Statements of Cash Flows                                  7
        Notes to Consolidated Financial Statements                             8

Item 2. Management Discussion & Analysis of Financial Condition and
        Results of Operations                                                 16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            18

Item 4. Controls and Procedures                                               18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     19

Item 1A. Risk Factors                                                         20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           20

Item 3. Defaults Upon Senior Securities                                       20

Item 4. Mine Safety Disclosure                                                20

Item 5. Other information                                                     20

Item 6. Exhibits                                                              20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            DOMARK INTERNATIONAL INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                               August 31, 2012      May 31, 2012
                                               ---------------      ------------
                                                 (unaudited)         (audited)

                                     ASSETS

CURRENT ASSETS
  Cash                                           $   29,052          $   52,269
  Inventory                                          13,611                  --
  Prepaid expenses                                   95,877               4,897
  Prepaid Licensee fee                            2,000,000                  --
                                                 ----------          ----------
      TOTAL CURRENT ASSETS                        2,138,540              57,166
                                                 ----------          ----------
OTHER  ASSETS
  Deferred financing costs                           10,000              24,799
  Website development costs, net                         --               2,250
  XSE license, net                                    9,266               9,635
  Prepaid Licensee fees long-term                 3,605,480                  --
                                                 ----------          ----------
      TOTAL OTHER ASSETS                          3,624,746              36,684
                                                 ----------          ----------

      TOTAL ASSETS                               $5,763,286          $   93,850
                                                 ==========          ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                            DOMARK INTERNATIONAL INC.
                          (A development stage company)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (unaudited)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                   August 31, 2012         May 31, 2012
                                                                   ---------------         ------------
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    138,580           $     89,164
  Accounts payable - related party                                       40,808                 15,366
  Notes payable                                                         545,645                545,645
                                                                   ------------           ------------
      TOTAL CURRENT LIABILITIES                                         725,033                650,175
                                                                   ------------           ------------
LONG-TERM LIABILITIES
  Due to affiliate and shareholder                                      154,772                  1,000
                                                                   ------------           ------------
  Total Long-term Liabilities                                           154,772                  1,000
                                                                   ------------           ------------

      TOTAL LIABILITIES                                                 879,755                651,175
                                                                   ------------           ------------
STOCKHOLDERS' DEFICIT
  Convertible preferred stock series A, $0.001 par value,
    Authorized: 2,000,000
    Issued: 50,000 and 50,000 as of August 31, 2012 and
     May 31, 2012, respectively                                              50                     50
  Convertible preferred stock series B, $0.001 par value,                    --                     --
    Authorized: 10,000,000
    Common Stock, $0.001 par value,
      Authorized: 200,000,000
      Issued: 29,540,298 and 29,005,298, respectively                    29,540                 29,005
   Common stock payable                                                 818,000                738,000
   Preferred Series B stock payable                                   6,000,000                     --
  Additional paid-in capital                                         32,046,149             31,499,031
  Accumulated deficit                                               (26,850,830)           (26,850,830)
  Accumulated Deficit during development stage                       (7,159,378)            (5,972,579)
                                                                   ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                  4,883,531               (557,326)
                                                                   ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $  5,763,286           $     93,850
                                                                   ============           ============


       The accompanying notes are an integral part of these consolidated financial statements.

                            DOMARK INTERNATIONAL INC.
                         (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                    For the
                                                                                               cumulative period
                                                                                                  during the
                                                                                              Development Stage
                                                        For the                For the               from
                                                     Three Months           Three Months       October 21, 2009
                                                        Ended                  Ended                  to
                                                    August 31, 2012        August 31, 2011      August 31, 2012
                                                    ---------------        ---------------      ---------------
REVENUE                                             $     20,345           $         --           $     40,274
  Cost of sales                                           22,976                     --                 71,485
                                                    ------------           ------------           ------------
Gross Profit                                              (2,631)                    --                (31,211)

General and administrative expenses                      788,647                137,589              6,600,606
Research and development                                      --                     --                 45,607
Bad debt expense                                           1,000                     --                101,000
Impairment of asset                                           --                     --                 10,000
Impairment of goodwill                                        --                     --                 10,000
Forgiveness of debt                                           --                     --                  4,000
License Fees                                             394,520                     --                394,520
                                                    ------------           ------------           ------------
Operating Loss                                        (1,186,799)              (137,589)            (7,188,945)

Other Income                                                  --                     --                 29,567
                                                    ------------           ------------           ------------

Net Loss                                            $ (1,186,799)          $   (137,589)          $ (7,159,378)
                                                    ============           ============           ============

Net loss per share, basic and diluted               $      (0.04)          $       0.00           $      (0.25)
                                                    ============           ============           ============

Weighted average common shares outstanding            29,350,896             36,953,743             29,035,724
                                                    ============           ============           ============


        The accompanying notes are an integral part of these consolidated financial statements.

                            DOMARK INTERNATIONAL INC.
                         (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                            For the
                                                                                                        Cumulative Period
                                                                                                           During The
                                                                                                        Development Stage
                                                                     For the             For the              from
                                                                  Three Months        Three Months      October 21, 2009
                                                                     Ended               Ended                 to
                                                                 August 31, 2012     August 31, 2011     August 31, 2012
                                                                 ---------------     ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $(1,186,799)        $  (137,589)        $(7,159,378)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                      2,619               1,968              13,458
     Amortized finance cost                                            14,799                  --              50,000
     Non cash interest                                                     --                  --               5,645
     Impairment of assets                                                  --                  --              10,000
     Bad debt expense                                                      --                  --               1,000
     Common stock issued as compensation and for expenses             920,175              28,153           5,544,485
     Gain on sale of assets                                                --                  --                  --
     Forgiveness of debt                                                   --                  --              (4,000)
  Changes in operating assets and liabilities:
     Decrease prepaid exp and other current assets                     11,020                  --              11,020
     Increase inventory                                               (13,611)                 --             (30,537)
     Decrease in deferred financing costs                                  --              (3,516)             (3,516)
     Increase in accounts payable                                      49,416              26,000             288,351
     Increase in accounts payable-related party                        25,442                  --              40,808
     Increase in accrued expenses                                          --              14,426                  --
                                                                  -----------         -----------         -----------
           NET CASH USED IN OPERATING ACTIVITIES                     (176,939)            (70,558)         (1,230,149)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for licensing                                                  --                  --             (35,000)
  Cash paid for web development                                            --              (4,000)             (7,500)
  Cash paid for furniture and equipment                                    --                  --              (4,000)
                                                                  -----------         -----------         -----------
           NET CASH FLOWS USED IN INVESTING ACTIVITIES                     --              (4,000)            (46,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds received from shareholder loans                            153,722               5,000           1,048,122
  Payment on shareholder loans                                             --             (19,273)           (125,478)
  Proceeds received from notes payable                                     --                  --             480,000
  Payments made on notes payable                                           --                  --            (100,470)
                                                                  -----------         -----------         -----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        153,722              70,727           1,302,174

Net increase  (decrease) in cash and cash equivalents                 (23,217)             (3,831)             25,525
Cash and cash equivalents - beginning of period                        52,269               4,587               3,527
                                                                  -----------         -----------         -----------

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD                   $    29,052         $       756         $    29,052
                                                                  ===========         ===========         ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Prepaid license fee                                               $ 6,000,000         $        --         $ 6,000,000
Prepaid expenses                                                  $        --         $        --         $  (397,675)
Inventory                                                         $        --         $        --         $   (16,926)
Fixed assets, net of depreciation                                 $        --         $        --         $    (3,868)
Website costs, net of amortization                                $        --         $        --         $    (1,167)
License, net of amortization                                      $        --         $        --         $   (24,432)
Accounts payable                                                  $        --         $        --         $    19,257
Payroll & related liabilities                                     $        --         $        --         $   249,631
Due to affiliate and shareholder                                  $        --         $        --         $   929,738
Return of preferred shares, par value                             $        --         $        --         $        50
Return of common stock, par value                                 $        --         $        --         $     9,772
Additional capital contributed  in excess
 of net assets sold                                               $        --         $        --         $  (764,380)

        The accompanying notes are an integral part of these consolidated financial statements.

                            DOMARK INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      For the Quarter Ended August 31, 2012

NOTE 1. DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. ("Domark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. In 2008, the Company embarked on a business plan that was intended to acquire profitable businesses that would create shareholder value in diverse industries. During 2008 and 2009, the Company acquired several operating businesses, as set forth in various Current Reports on Form 8-K filed with the Securities and Exchange Commission. On May 21, 2009, the Company closed an acquisition pursuant to an Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as "Victory Lane" (the "Victory Lane Business"). Shortly thereafter, a dispute arose between the Company and the principals of Victory Lane regarding the representations of the principals of Victory Lane and the Victory Lane Business and the Victory Lane Agreement. Litigation between the Company and various parties pertaining to the Victory Lane Business remains outstanding. (Refer to Notes 7 - Contingencies & Item II, Other Information below).

HISTORY AND GENERAL OVERVIEW

On February 29, 2012, the Company formed a new wholly owned subsidiary, Solawerks Inc. in the state of Nevada, for the purposes of entering the business of marketing specialized solar consumer electronics. Solawerks' current focus is to develop and distribute the SolaPad: a combined cover and charging system for Apple's iPad, and the SolaCase: a combined cover and charging system for all versions of Apple's iPhone. Solawerks competes in a market that also includes 3D Systems (DDD), Dell (DELL) and Hewlett Packard (HPQ).

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

On May 26, 2012, the Company hired a new Chairman and President Brent Strasler. He then hired a new Chief Executive Officer Andrew Ritchie on 12 June 2012. The Company then strengthened the executive team by adding Patrick Johnson as VP - business development.

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

In June 2012, the Company entered into a retail sales strategy with North American retail specialist Chic and Savvy. During the 1st quarter, they attended many retail sales exhibitions throughout Canada.

On June 20, 2012, the Company formed a new wholly owned subsidiary, Musclefoot Inc. in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system, Barefoot Science. This entity is currently in default under the Nevada Secretary of State.

On July 20, 2012, the Company formed a new wholly owned subsidiary, Domark Canada Inc. in the province of Ontario for the purpose of supporting the corporate operations based in Toronto, Ontario Canada.

The Company then endorsed world champion triple jumper Will Claye, and US Olympian Nick Simmons prior to the London 2012 Olympic Games. This was part of a strategy to obtain global exposure and align brands with world class sports professionals. We then sponsored several UFC championship contenders.

As a result of the change in the Company's business model, the disclosures and financial results contained herein should be reviewed as they relate to the Company's historical operations but should be discounted as they relate to the Company's potential future results.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has consolidated losses from operations of ($1,186,799) for the 3 months ending August 31, 2012 compared to a loss of ($137,589) for the same period ending August 31, 2011. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the financial support of certain stockholders.

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

NOTE 3. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES RECENT ACCOUNTNG
        PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in ASC Standard 915-10-05 and has recognized no revenue and devotes substantially all of its efforts on establishing its online retail and product development business. Its planned principal operations in advancing its online product development business have commenced. All losses accumulated since inception have been considered a part of the Company's development stage activities.

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

The primary management estimates included in these financial statements is the licensing fees, stock option valuation and the fair value of its stock tendered in various non-monetary transactions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At August 31, 2012, cash and cash equivalents included cash on hand and cash in the bank.

INVENTORIES

Inventories consist of retail products which are stated at the lower of cost or market. Cost is determined by the specific identification method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable, and accrued expenses approximate the respective fair values due to the short maturities of these items.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying financial statements include the active entity of Domark International, Inc. and its wholly owned subsidiaries, Musclefoot Inc., Solawerks Inc and Domark Canada Inc. The Company has relied upon the guidance provided by Statements of Financial Accounting Standards, ASC 810-10-15-3.

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

NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260. Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of August 31, 2012, options and warrants were outstanding and have been valued using Black-Scholes.

RESEARCH AND DEVELOPMENT

All research and development expenditures are expensed as incurred. There was no R&D cost incurred during the Quarter.

REVENUE RECOGNITION

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Inventory is capitalized and costs of sales are recognized during the period in which the sales occurred. The Company derived its revenues for the period through internet sales of our solar charging units. The Company recognized these sales once delivery is made from the warehouse (FOB shipping point).

NOTE 5. RELATED PARTY TRANSACTIONS

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

The Company is indebted to Michael Franklin, previously President of our wholly owned subsidiary Solawerks, Inc., in the amount of $1,000 for monies advanced to the Company to initiate the initial opening of the Sun Trust bank account. This loan is non-interest bearing and payable upon demand.

NOTE 6. SHAREHOLDERS' EQUITY

* On May 25, 2012, - R Brentwood Strasler was appointed as Chairman and President / Director, with an annual compensation of $150,000 and 150,000 share options at $1.00 which will vest in one year on a quarterly basis. The Company valued the options using the Black-Scholes valuation model. As of the grant date the options were valued at $175,419.

DoMark International Inc. Announces Appointment of New President

* On Jun 18, 2012, - Andrew Ritchie was appointed as Chief Executive Officer/ Director with an annual Compensation of $240,000 and 250,000 share options at $1.00 which will vest in one year on a quarterly basis. The Company valued the options using the Black-Scholes valuation model. As of the grant date the options were valued at $175,414.

DoMark International Inc. Announces Appointment of New Chief Executive Officer

* On Jun 21, 2012, - Domark signed a contract with Barefoot-Science to become exclusive marketing direct sales distributor for North America. Barefoot - Science will be issued 2,500,000 shares of Preferred B shares of Domark International Inc. which are convertible at any time at request of holder into common A shares at a 1 Preferred Series B into 2 Common shares ratio. Shares will hold a six month restriction under 144 rules. The shares have been valued at $6,000,000 USD which will be expensed over the term of the agreement (3 years). As of August 31, 2012, $394,520 USD has been expensed.

DoMark International, Inc. Enters Into Multi-Billion Dollar Footwear and Foot Care Markets with Industry Changing Technology From Barefoot Sciences Inc.

* On Jun 26, 2012, - Patrick Johnson was appointed as Vice President of Business Development, with an annual compensation of $84,000 and 100,000 share options at $1.00 which will vest in one year on a quarterly basis. The Company valued the options using the Black-Scholes valuation model. As of the grant date the options were valued at $116,946.

DoMark International Inc. Announces Appointment of All-Star Athlete and Super Bowl Champion as VP - Corporate Development

* On Jun 26, 2012,- RBL were appointed to look after all Domarks Social media campaigns. They were awarded a contract of $1,000 a month and were granted 20,000 free trading shares in Domark international valued at $23,400.

DoMark International Inc. Announces Appointments RBL Communications as social media agent.

* On July 11, 2012 - Ian Nuttall received an additional 425,000 shares as a consultant to Domark of Rule 144 common `A' stock in Domark International Inc. valued at $382,500.

On Jul 19, 2012, - Domark signs Nick Symmonds to endorse Domark products for compensation of 100,000 shares of rule144 common A stock in Domark International Inc. valued at $68,000.

DoMark Signs Five-Time American 800 m Champion Nick Symmonds to Endorsement Deal

* On Jul 25, 2012, - Domark signs Will Claye to endorse Domark products for compensation of 50,000 shares of rule144 common A stock in Domark International Inc.valued at $34,000.

* Strasler. The warrants awarded will be valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The Company estimates fair value of the award using the Black-Scholes option pricing model. Since the effective date of the grant is June 1, 2012, the Company did not realize or record an estimated fair value of the warrants and therefore there is no impact to the financial statements for the fiscal period ending May 31, 2012.

     Our common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol "DOMK.OB".

     As of August 31, 2012, there were 29,540,298 shares of our common stock outstanding and 50,000 shares of Preferred Series A (1000:1 conversion)and 2,500,000 shares of Preferred Series B (2:1 conversion). There were approximately 84 shareholders of record of the Company's common stock.

NOTE 7. CONTINGENCIES

* On May 21, 2009, the Company entered into that certain Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as Victory Lane (the "Victory Lane Business") pursuant to which the Company intended to purchase the Victory Lane Business. Shortly thereafter, a dispute arose between the Company and Victory Lane regarding alleged mis-representations made by Victory Lane in connection with the Victory Lane Agreement.

* In August, 2009, Victory Lane Financial Elite, LLC, Legacy Development, LLC and Patrick Costello filed suit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009-V-381-JW) against the Company, R. Thomas Kidd and various officers and directors of the Company, alleging that the Company was in breach of the Victory Lane Agreement and that the Company and certain of the individual defendants had committed various torts against the plaintiffs and that certain of the individual defendants had violated various fiduciary and other duties owed to the plaintiffs in connection with the Victory Lane Agreement and the handling of the Victory Lane Business (the "VLFE Case"). The plaintiffs sought a declaratory judgment to the effect that the Victory Lane Agreement had not been executed, as well as money damages from the Company and the individual defendants. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and have asserted various counterclaims including fraud and other torts. In July 2010 the court dismissed all of the individual defendants, other than R. Thomas Kidd, in response to a motion to dismiss for lack of jurisdiction. The case has since been stayed.

* In December, 2009, AHIFO-21, LLC filed a lawsuit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009-V-672-JS) against Victory Lane, LLC, Patrick J. Costello and Stephen Brown (the "Victory Lane Defendants") alleging that the Victory Lane Defendants owe the plaintiff more than $7,740,000 in respect of one or more loans made by the plaintiff to certain of the Victory Lane Defendants in connection with the Victory Lane Business (the "AHIFO Case"). In February, 2010, the Victory Lane Defendants filed a Third Party Complaint against the Company and R. Thomas Kidd, claiming that the Company and Mr. Kidd should be liable for any amounts the Victor Lane Defendants are required to pay to the plaintiff in this case. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and have asserted various counterclaims including fraud and other torts. The Company and Mr. Kidd filed a motion to dismiss the Third Party Complaint, but the entire case was subsequently stayed.

* Because each of the VLFE Case and the AHIFO Case have been stayed and because discovery in those cases is not complete, the Company has not reached a determination that any loss is other than remote and that the amount of any damages, if any were determined adverse to the Company, would be reasonably estimable. The Company believes that it has meritorious claims against the opposing parties with respect to the Victory Lane Agreement and that the claims asserted against it are not meritorious. The Company intends to defend itself vigorously.

NOTE 8. COMMITMENTS

* On Jul 16, 2012, - Leading specialist Sports physio was appointed to Domarks advisory committee with a signing agreement of $10,000. DoMark International Inc. Appoints Sean Pena to Advisory Committee

* On Jun 28, 2012, - Domark donates a Noraxon foot Scanner to Sean Penna to assist in the training of the U.S Olympic team. The machine cost $19,495, and is being purchased through a rental buy agreement of $895 a month.

     Donates Performance Enhancing Technology by Noraxon to Assist Physio Expert to World's Top Track Athletes in Preparation for the 2012 Olympic Games

NOTE 9. LIABILITIES & NOTES PAYABLE

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

MASTER CREDIT AGREEMENTS

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

As of August 31, 2012, the company has received additional loans in the amounts of $49,470 USD and $104,252 USD.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

RECENT DEVELOPMENTS

On February 29, 2012, the Company formed a new wholly owned subsidiary, Solawerks, Inc. in the state of Nevada, for the purposes of entering the business of marketing specialized solar consumer electronics.

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

As of March 29, 2012, our prior CEO, Tom Kidd, returned to the Company's treasury, 50,000 shares of its Series A Preferred Stock and 9,771,500 shares of its Common Stock. These shares were then cancelled. There are 50,000 issued and outstanding shares of the Company's Series `A' Preferred Stock, owned by the Company's CEO, Michael Franklin.

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

On May 25, 2012, the Company's Shareholders appointed R. Brentwood Strasler as sole Director, President and Corporate Secretary.

On June 1, 2012, the Company hired a new CEO, Andy Ritchie.

On June 1, 2012, the Company hired a new VP Business Development, Patrick
Johnson.

On June 20, 2012, the Company signed a long term 3 year license agreement with Barefoot Science. The agreement provided Barefoot with 2,500,000 shares of preferred shares convertible to 2 shares of common for every preferred share held in exchange for rights to Barefoot Science technologies.

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

Cash used by operating activities for the three month period ending August 31, 2012 was ($176,939) compared to $(70,558) for the same period 2011. Depreciation and amortization expense for the quarter was $2,619 as compared to $1,968 for period ending August 31, 2011.

Cash used in investing activities was $0 for the three month period ending August 31, 2012 compared to $(4,000) for the period ending August 31, 2011. Cash provided by financing activities was $153,722 for the period versus $70,727 for the three month period ending August 31, 2011. Financing activities consisted of cash received from shareholders and notes payable.

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

QUARTER ENDED AUGUST 31, 2012

The Company had $20,345 in total revenues for the quarter ended August 31, 2012. Revenues earned for the period were related to sales through the Company's wholly owned subsidiaries Solawerks Inc. $15,752 and Musclefoot Inc. $4,593.

General and administrative expenses for the quarter increased to $788,647 from $137,589 for the same period in 2011. The increase is primarily related to salaries and expenses during the period the Company was developing its internet sites. In addition, the Company incurred significant expense in stock compensation and advertising relating to the development of Solawerks Inc. and Musclefoot Inc., the Company's wholly owned subsidiaries. Licensing fees increased by $394,520. Interest expense for the three months ending August 31, 2012 was $0. The Company's operations during fiscal 2012 were funded through interest free, demand notes from shareholders and short term loans financed through Infinite Funding. As of August 31, 2012, the Company is indebted to a shareholder in the amount of $154,772 and to Infinite Funding in the aggregate of $545,645 plus interest.

The operating loss for the quarter amounted to ($1,186,799) or a Net loss per share of $0.04 vs. a Net loss per share of $0.00 for the same 3 month period in 2011.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, August 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2012.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2012.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended February 29, 2012.

ITEM 4 - MINE SAFETY DISCLOSURE

None.

ITEM 5 - OTHER INFORMATION

None.

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

                                          DOMARK INTERNATIONAL, INC.
                                          Registrant


                                          By: /s/ Andrew Ritchie
                                              ----------------------------------
                                              Andrew Ritchie
                                              Chief Executive Officer
                                          Date: October 22, 2012


                                          By: /s/ Andrew Ritchie
                                              ----------------------------------
                                              Andrew Ritchie
                                              Principal Financial Officer
                                          Date: October 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of October.


                                              /s/ Andrew Ritchie
                                              ----------------------------------
                                              Andrew Ritchie
                                              Chief Executive Officer


                                              /s/ Andrew Ritchie
                                              ----------------------------------
                                              Andrew Ritchie
                                              Principal Financial Officer