Form 10-Q
period 2012-11-30
Domark International Inc.
filed 2013-01-22
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT

             For the transition period from ________ to ___________

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

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 22, 2013, there were 30,315,298 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Preferred Stock A, $0.001 par value per share, issued and outstanding Preferred Stock B, $0.001 par value per share and zero shares issued and outstanding.

                                EXPLANATORY NOTE

The accompanying unaudited consolidated financial statements have been derived from the books and records of the Company. However, certain financial information has not been subject to procedures that would typically be applied to financial information presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The accompanying unaudited consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all disclosures considered necessary for an informative presentation have been included herein.

As of the date of filing of this report, our independent accountants have not completed their review of our financial statements pursuant to their professional standards and procedures. However, the Company believes that the financial statements included in this report fairly represent the Company's financial position as of November 30, 2012.

This Form 10-Q of Domark International Inc. (the "Company") reflects the status and operations of the Company and its three (3) subsidiaries, Solawerks Inc ("Solawerks"), Musclefoot Inc. ("Musclefoot") and Domark Canada Inc. ("Domark Canada") as of November 30th, 2012.

The Second Quarter represents a turning point in the Company's progress as management continued to review operations and restructuring initiatives. The main operations of the company have been the sale of our Apple iPhone and iPad solar battery charging covers through our subsidiary Solawerks and our licensed, patented and FDA approved shoe insole from Barefoot Science Inc.

The Company has spent the second quarter restructuring the company and testing various media platforms for the effective sales execution of our products. This included building our product websites and designing and structuring our affiliate programs. During the Quarter the company ceased to sell our old models of the Solawerks product line and commissioned the design and manufacturing of a new infra red and solarly charged cases for the iPhone, iPad and Samsung Galaxy 3 product line. These new products were tested with great success and full launch is expected in the beginning of 2013.

Our Sports Division development team has been in discussions with several international sportswear and sports footwear manufacturers exploring licensing our patented Barefoot Science insole technology.

During the Quarter, management also asked our legal team to review all outstanding shares issued by the old management team that were due to be released in this Quarter. Our lawyers put an administrative hold on these shares while each case was individually reviewed for justification of issuance. Management continued to review the Company's past financial history, including share and debt structure, and has made tremendous progress in ensuring that the best capital structure is utilized going forward.

During the Quarter, CEO Andrew Ritchie accepted the position of President. Former President, Brent Strasler, continues working with the company as non-executive Chairman. The Company is also pleased to announce that James Kerr, CMA, was hired as CFO during the Quarter, starting January 1st, 2013.

                           DOMARK INTERNATIONAL, INC.

                            INDEX TO FORM 10-Q FILING

                   FOR THE THREE MONTHS ENDED AUGUST 31, 2012

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets (unaudited)                               3
         Consolidated Statements of Operations                                 5
         Consolidated Statements of Cash Flows                                 6
         Notes to Consolidated Financial Statements                            7

Item 2.  Management Discussion & Analysis of Financial Condition and
         Results of Operations                                                15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17

Item 4.  Controls and Procedures                                              17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 1A. Risk Factors                                                         19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Mine Safety Disclosure                                               19

Item 5.  Other information                                                    19

Item 6.  Exhibits                                                             19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            DOMARK INTERNATIONAL INC.
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                November 30,          May 31,
                                                   2012                2012
                                                ----------          ----------
                                                (unaudited)         (audited)
CURRENT ASSETS

ASSETS
  Cash                                          $    6,332          $   52,269
  Inventory                                             --                  --
  License-current                                2,000,000                  --
  Prepaid Expenses                                  76,542               4,897
                                                ----------          ----------
      TOTAL CURRENT ASSETS                       2,082,874              57,166

OTHER ASSETS
  Deferred financing                                    --              24,799
  Website development costs, net                        --               2,250
  License                                               --               9,635
  License - long-term                            3,105,480                  --
  Investment in Solawerks                               --                  --
                                                ----------          ----------
      TOTAL OTHER ASSETS                         3,114,382              36,684
                                                ----------          ----------

      TOTAL ASSETS                              $5,188,354          $   93,850
                                                ==========          ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            DOMARK INTERNATIONAL INC.
                          (A development stage company)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (unaudited)

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                     November 30,              May 31,
                                                                         2012                   2012
                                                                     ------------           ------------
                                                                     (Unaudited)             (Audited)
LIABILITIES & EQUITY
  Accounts payable                                                   $    406,797           $     89,164
  Accounts payable- related party                                           2,913                 15,366
  Note payable -                                                          545,645                545,645
                                                                     ------------           ------------
      TOTAL CURRENT LIABILITIES                                           955,355                650,175

LONG-TERM LIABILITIES
  Due to affiliates and shareholders                                      158,437                  1,000
                                                                     ------------           ------------
      TOTAL LONG-TERM LIABILITIES                                         158,437                  1,000
                                                                     ------------           ------------
      TOTAL LIABILITIES                                                 1,113,792                651,175

STOCKHOLDERS' DEFICIT
  Convertible preferred stock series A, $0.001 par value,
    Authorized: 2,000,000Issued: 50,000 and 50,000 as of
    August 31, 2012 and May 31, 2012, respectively                             50                     50
  Convertible preferred stock series B, $0.001 par value,
    Authorized: 10,000,000                                                     --                     --
    Common Stock, $0.001 par value, Authorized: 200,000,000
    Issued: 30,315,298 and 29,115,298, respectively                        29,540                 29,005
  Common Stock Payable                                                    818,000                738,000
  Preferred series B Stock Payable                                      6,000,000                     --
  Additional Paid In Capital                                           32,189,705             31,499,031
  Deficit during dev stage                                             (8,103,001)            (5,972,579)
  Accumulated Deficit                                                 (26,850,830)           (26,850,830)
                                                                     ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                    4,083,464               (557,326)
                                                                     ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $  5,197,256           $     93,850
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

                            DOMARK INTERNATIONAL INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                             For the Cumulative
                                                                                                             Period During the
                                                                                                             Development Stage
                                                                                                                    from
                                              Three Months Ended                 Six Months Ended           October 21, 2009 to
                                         November 30,     November 30,     November 30,     November 30,        November 30,
                                             2012             2011             2012             2011                2012
                                         ------------     ------------     ------------     ------------        ------------
REVENUES                                 $     16,193     $         --     $     36,538     $         --        $     56,467
  Cost of sales                                 6,164               --           29,141               --              77,650
                                         ------------     ------------     ------------     ------------        ------------
GROSS PROFIT                                   10,029               --            7,397               --             (21,183)

GENERAL AND ADMINISTRATIVE EXPENSES
  Operating costs                             478,305          418,792        1,266,952          556,930           7,078,909
  License fee                                 500,000               --          894,520               --             894,520
  Bad debt expenses                                --               --             1000               --             101,000
  Impairment of assets                          8,902               --               --               --              18,902
  Impairment of goodwill                           --               --               --               --              10,000
  Forgiveness of debt                         (24,197)              --          (24,197)              --             (28,197)
  Gain on forgiveness of debt                      --               --               --               --                  --
  Depreciation & amortization                      --               --               --               --                  --
  Sales & marketing                                --               --               --               --                  --
  Research & development                           --               --               --               --              45,609
                                         ------------     ------------     ------------     ------------        ------------
OPERATING COSTS                               954,108         (418,792)       2,138,275         (556,930)          8,111.841

OTHER INCOME                                       --               --               --               --              29,567

NET LOSS                                 $   (944,079)    $   (418,792)    $ (2,130,878)    $   (556,930)       $ (8,103,457)
                                         ============     ============     ============     ============        ============

NET LOSS PER SHARE, BASIC AND DILUTED    $      (0.03)    $      (0.01)    $      (0.07)    $      (0.02)
                                         ============     ============     ============     ============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                29,408,608       37,090,166       29,508,922       36,990,434
                                         ============     ============     ============     ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            DOMARK INTERNATIONAL INC.
                          (A development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                Period from
                                                                                                               October 21, 2009
                                                                                 Six Months Ended           (Develoment Stage) to
                                                                          November 30,       November 30,        November 30,
                                                                              2012               2011                2012
                                                                          ------------       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                       $ (2,130,424)      $   (556,930)       $ (8,103,001)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Adjustments for charges not requiring outlay of cash:
    Depreciation and amortization                                                2,983              3,898              13,821
    Amortized finance cost                                                      24,799                 --              60,000
    Non Cash consulting expense                                                669,213                 --                  --
    Non Cash license fee                                                     6,000,000                 --                  --
    Non Cash Prepaid license                                                (6,000,000)                --                  --
    Currency exchange                                                               --                 --                  --
    Impairment of Assets                                                            --                 --              10,000
  Changes in Operating assets and liabilities:
    Inventory - tv production                                                       --            (16,926)                 --
    Prepaid services and expenses                                               30,355            (33,000)                 --
    Accounts payable and accrued expenses                                           --             66,415                  --
    Bad debt                                                                        --                 --               1,000
    Forgiveness of Debt                                                             --                 --              (4,000)
    Non cash interest                                                               --                 --               5,645
    Common stock issued as compensation and for expenses                            --            268,689           5,293,521
                                                                          ------------       ------------        ------------
           NET CASH USED IN OPERATING ACTIVITIES                            (1,403,074)        (2,723,014)           (267,854)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (Increase)/Decrease in Accounts Receivable                                        --                 --                  --
  (Increase)/Decrease in Notes Receivable                                           --                 --                  --
  (Increase)/Decrease in Inventory                                                  --                 --             (16,926)
  (Increase)/Decrease Prepaid Exp and Other Current Assets                     894,520                 --              30,355
  (Increase)/Decrease in Deposits                                                   --                 --                  --
  Increase/(Decrease) in Accounts Payable                                      317,633                 --             556,568
  Increase/(Decrease) in Accounts Payable - related party                      (13,453)                --               1,913
  Increase/(Decrease) in Accrued Expenses                                           --                 --                  --
  Total adjustments to net income                                            1,198,700                 --             571,910
                                                                          ------------       ------------        ------------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (204,374)          (267,854)         (2,151,104)
                                                                          ------------       ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Paid for Licensing                                                           --                 --             (35,000)
  Cash Received/(Paid) Furniture & Equipment                                        --                 --              (4,000)
  Cash Paid for Web Development                                                     --             (4,000)             (7,500)
                                                                          ------------       ------------        ------------
           NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                --             (4,000)            (46,500)
                                                                          ------------       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred financing costs                                                          --                 --                  --
  Cash Received/(Paid) from/(to) Shareholder                                        --            156,983                  --
  Cash Received/(Paid) from/(to) Affiliate                                          --                 --                  --
  Repayment of notes payable - related parties                                      --                 --            (125,478)
  Repayment of notes payable - other                                                --                 --            (100,470)
  Proceeds from notes payable-related parties                                  158,437                 --           1,052,837
  Cash Received/(Paid) on notes payable                                             --            125,000             480,000
                                                                          ------------       ------------        ------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 158,437            281,983          (1,306,889)
                                                                          ------------       ------------        ------------
Net increase (decrease) in cash and cash equivalents                           (45,937)            10,129               2,805
Net Cash flows from discontinued operations                                         --                 --                  --
Cash and cash equivalents - beginning balance                                   52,269              4,587               3,527
                                                                          ------------       ------------        ------------

CASH BALANCE END OF PERIOD                                                $      6,332       $     14,716        $      6,322
                                                                          ============       ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Stock issued for prepaid expenses                                                 --            250,000                  --
                                                                          ============       ============        ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            DOMARK INTERNATIONAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Quarter Ended November 30, 2012


NOTE 1. DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL INC. ("Domark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. In 2008, the Company embarked on a business plan that was intended to acquire profitable businesses that would create shareholder value in diverse industries. During 2008 and 2009, the Company acquired several operating businesses, as set forth in various Current Reports on Form 8-K filed with the Securities and Exchange Commission. On May 21, 2009, the Company closed an acquisition pursuant to an Agreement for the Exchange of Common Stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as "Victory Lane" (the "Victory Lane Business"). Shortly thereafter, a dispute arose between the Company and the principals of Victory Lane regarding the representations of the principals of Victory Lane and the Victory Lane Business and the Victory Lane Agreement. Litigation between the Company and various parties pertaining to the Victory Lane Business remains outstanding. (Refer to Notes 7 - Contingencies & Item II, Other Information below).

HISTORY & GENERAL OVERVIEW

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

During the last half of 2009, the Company sold two of its operating subsidiaries, Javaco Inc. and ECFO Corporation and effected rescissions of acquisition transactions on the remainder of its operating businesses. Between October 2009 and May 2011, the Company had no material ongoing operations. The business of the Company during the period from October 2009 through May 2011 was to seek out new acquisitions and to conduct the litigation with Victory Lane.

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

On July 20, 2012, the Company formed a new wholly owned subsidiary, Domark Canada Inc. in the province of Ontario for the purpose of supporting the corporate operations based in Toronto, Ontario, Canada.

The Company then endorsed world champion triple jumper Will Claye, and US Olympian Nick Simmons prior to the London 2012 Olympic Games. This was part of a strategy to obtain global exposure and align brands with world class sports professionals. We then sponsored several UFC championship contenders.

During the Quarter Hui Shi You of China, the Company's supplier of old solar chargers, gave notice that our exclusivity had been revoked. The Company commissioned the design of new and improved Apple iPhone and iPad infra-red and solar powered products. These newly designed products encompass the latest technology available and will be available for all iPhones, iPads and Samsung Galaxy 3 PDA's. The Company has successfully tested these new products in the market with great success and customer and retailer feedback. Patents are pending for all new products and full market rollout is scheduled for early 2013.

During the Quarter, the Company's Sports Management Team, representing its patented shoe insole product, entered into discussions with several international sports footwear manufacturers. Much progress has been made as talks continue.

Management and the Company's Corporate Lawyers have undertaken a detailed review of all shares issued by previous management. During this review, counsel has put in a place an administrative hold on these shares.

As a result of the change in the Company's business model, the disclosures and financial results contained herein should be reviewed as they relate to the Company's historical operations but should be discounted as they relate to the Company's potential future results.

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has consolidated losses from operations of ($944,079) for the 3 months ending November 30, 2012 compared to a loss of ($418,792) for the same period ending November 30, 2011. There is an accumulated deficit of ($8,111,841) as at November 30, 2012, and a net loss of ($2,130,878) for the six months then ended. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the financial support of certain stockholders.

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

NOTE 3. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At November 30, 2012, cash and cash equivalents included cash on hand and cash in the bank.

INVENTORIES

Inventories consist of retail products which are stated at the lower of cost or market. Cost is determined by the specific identification method. All Solarwerks inventory were considered unsellable and subsequently returned to the manufacturer. Remaining inventory on the books was written off and any payables owing to the manufacturer have been offset against monies paid to date.

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

NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260. Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of November 30, 2012, options and warrants were outstanding and have been valued using Black-Scholes.

RESEARCH AND DEVELOPMENT

All research and development expenditures are expensed as incurred. R&D costs incurred during the Quarter included the design and development of new Solawerks products, media test campaigns, design of websites and structuring affiliate programs.

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

NOTE 5. RELATED PARTY TRANSACTIONS

On February 29, 2012 the Company executed a Memorandum of Agreement with Xiamen Tiauyang Neng Gongsi and Michael Franklin related to the acquisition of certain exclusive worldwide licensing and joint patent rights. All old inventory was returned to the manufacturer during the quarter and all monies paid by Domark to XSE in the past have been applied against all outstanding payables owing to XSE.

On May 25, 2012, the Company entered into an employment agreement with an effective date of June 1, 2012 with its newly appointed President, Brent Strasler, for a period of no less than three years. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler. The warrants awarded will be valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The Company estimates fair value of the award using the Black-Scholes option pricing model.

On June 12th, 2012, the Company entered into an employment agreement with an effective date of June 12, 2012 with its newly appointed Chief Executive Officer, Andrew Ritchie, for a period of no less than three years. Mr. Ritchie is entitled to an annual salary of $240,000 and 250,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Ritchie will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Ritchie. The warrants awarded will be valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The Company estimates fair value of the award using the Black-Scholes option pricing model.

On June 26th, 2012, the Company entered into an employment agreement with an effective date of June 1, 2012 with its newly appointed Vice-President of
Corporate Development, Patrick Johnson, for a period of no less than three years. Mr. Johnson is entitled to an annual salary of $84,000 and 100,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Johnson will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Johnson. The warrants awarded will be valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The Company estimates fair value of the award using the Black-Scholes option pricing model.

On September 1, 2012, Domark Canada entered into separate consulting agreements with the Domark International Executive team on an as needed basis. The consultants will receive a maximum of $1,000 per day based on an hourly rate of $100 per hour

NOTE 6. SHAREHOLDERS' DEFICIT

* On May 25, 2012, - R Brentwood Strasler was appointed as Chairman and President / Director, with an annual compensation of $150,000 and 150,000 share options at $1.00 which will vest in one year on a quarterly basis. The Company valued the options using the Black-Scholes valuation model. As of the grant date the options were valued at $175,419.

* On May 28, 2012 - Ian Nuttall received an additional 800,000 shares as a consultant to Domark of Rule 144 common `A' stock in Domark International Inc. valued at $2,304,000.

* On Jun 18, 2012, - Andrew Ritchie was appointed as Chief Executive Officer/ Director with an annual Compensation of $240,000 and 250,000 share options at $1.00 which will vest in one year on a quarterly basis. The Company valued the options using the Black-Scholes valuation model. As of the grant date the options were valued at $175,414.

* On Jun 21, 2012, - Domark signed a contract with Barefoot-Science to become exclusive marketing direct sales distributor for North America. Barefoot -
Science will be issued 2,500,000 shares of Preferred B shares of Domark International Inc. which are convertible at any time at request of holder into common A shares at a 1 Preferred Series B into 2 Common shares ratio. Shares will hold a six month restriction under 144 rules. The shares have been valued at $6,000,000 USD which will be expensed over the term of the agreement (3 years). As of November 30, 2012, $669,213 USD has been expensed.

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

Domark International Inc. Announces Appointment of All-Star Athlete and Super Bowl Champion as VP - Corporate Development

* On Jun 26, 2012, RBL were appointed to look after all Domark Social media campaigns. They were awarded a contract of $1,000 a month and were granted 20,000 free trading shares in Domark international valued at $23,400.

Domark International Inc. Announces Appointments RBL Communications as social media agent.

* On July 11, 2012 - Ian Nuttall received an additional 425,000 shares as a consultant to Domark of Rule 144 common `A' stock in Domark International Inc. valued at $382,500.

On Jul 19, 2012, - Domark signs Five-Time American 800 m Champion Nick Symmonds to endorse Domark products for compensation of 100,000 shares of rule144 common A stock in Domark International Inc. valued at $68,000.

* On Jul 25, 2012, - Domark signs Will Claye to endorse Domark products for compensation of 50,000 shares of rule144 common A stock in Domark International Inc. valued at $34,000.

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

As of November 30, 2012, there were 29,540,298 shares of our common stock outstanding and 50,000 shares of Preferred Series A (1000:1 conversion) and 2,500,000 shares of Preferred Series B (2:1 conversion). There were approximately 84 shareholders of record of the Company's common stock.

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

MASTER CREDIT AGREEMENTS

On March 2, 2012, the Company entered into a Master Credit Agreement with Infinite Funding, Inc. which provides for a non-revolving line of credit. The Company may request advances under the lending facility by issuing borrowing certificates to the Lender. Each borrowing certificate, together with simple interest accrued at 8% per year, becomes payable one year after the date of the advance received. Infinite Funding has amended the Master Credit Agreement, increasing the amount of the Lending Facility from $150,000 to $200,000. As of November 30, 2012, the Company received $190,000 in advances and the Company has accrued $1,375 in interest. This loan is in the process of been written off by the lender.

As of November 30, 2012, the company has received additional loans in the amounts of $89,391 USD and $120,100 CDN.

NOTE 9. SUBSEQUENT EVENTS

* On December 11, 2012 - Ian Nuttall received an additional 775,000 shares as a consultant to Domark of Rule 144 common `A' stock in Domark International Inc. valued at $143,375.

* On Oct 1, 2012, - James Kerr was appointed as Chief Financial Officer yet to be confirmed by final contract.

ITEM 2 - MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On February 29, 2012, the Company entered into a Memorandum of Agreement with Xiamen Taiyang Neng Gongsi and Michael Franklin. For and in consideration of the payment of an initial license fee of $10,000, and for the future payment of royalties, Xiamen granted an exclusive worldwide license and joint patent rights to Domark International, Inc. for a solar charging case for IPAD, including IPAD3. There is no prior business relationship with Xiamen, or any of its officers or directors.

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

On May 25, 2012, the Company's Shareholders appointed Brent Strasler as Director, President and Corporate Secretary.

On June 1, 2012, the Company hired Andrew S. Ritchie as Chief Executive Officer.

On June 1st, 2012, the Company hired Patrick Johnson as Vice-President of Business Development.

On June 20, 2012, the Company signed a long term 3 year license agreement with Barefoot Science. The agreement provided Barefoot with 2,500,000 shares of Series B preferred shares convertible to 2 shares of common for every preferred share held in exchange for rights to Barefoot Science technologies.

On October 31st, 2012, C.E.O. Andrew Ritchie was appointed President of the Company with Brent Strasler remaining with the company as Non-Executive Chairman.

On October 1st, 2012, James Kerr, CMA was hired as Chief Financial Officer of the Company with a start date of yearly 2013.

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

Cash used by operating activities for the six month period ending November 30, 2012 was ($204,374) compared to $(267,854) for the same period 2011. Depreciation and amortization expense for the six months period was $2,983 as compared to $3,888 for the period ending November 30, 2011.

Cash used in investing activities was $0 for the six month period ending November 30, 2012 compared to $(4,000) for the period ending November 30, 2011. Cash provided by financing activities was $158,437 for the period versus $281,983 for the six month period ending November 30, 2011. Financing activities consisted of cash received from shareholders and notes payable.

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

RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 30, 2012

The Company had $36,538 in total revenues for the quarter ended November 30, 2012. Revenues earned for the period were related to sales through the Company's wholly owned subsidiaries Musclefoot Inc. $20,244 and Solawerks Inc. $16,294. The same period in 2011 resulted in zero revenue for the Company.

During the quarter, all iPad inventory held by Solawerks was returned to XSE to be replaced with the new iPhone and iPad products developed by Solawerks. Remaining inventory on the financials was written off against any payables owing to the manufacturer in the form of monies paid to date to the manufacturer, XSE.

SIX MONTHS ENDED NOVEMBER 30, 2012 vs. NOVEMBER 30, 2011

General and administrative expenses for the quarter decreased from $788,647 in the first quarter to $478,305 in the second for a six month total of $1,266,952 compared to $556,930 for the same six month period in 2011. The decrease is primarily related to reduced operating costs for Domark International during the 3 month period ending November 30, 2012 when compared to the 3 months ending August 30, 2012. In addition, the Company incurred significant expense in stock compensation and advertising relating to the development of Solawerks Inc. and Musclefoot Inc., the Company's wholly owned subsidiaries during the first quarter. The Company's operations during fiscal 2012 were funded through interest free, demand notes from shareholders and short term loans financed through Infinite Funding. As of November 30, 2012, the Company is indebted to a shareholder in the amount of $158,437 and to Infinite Funding in the aggregate of $545,645 plus interest.

The operating loss for the quarter amounted to ($944,079) or a Net loss per share of $0.03 vs. a Net loss per share of $0.01 for the same 3 month period in 2011.The operating loss for the six months ending November 2012 amounted to 2,130,878 vs a loss of 556,930 ending November 2011. This translates to a Net loss per share of 0.07 for the period ending Novermber 2012 and a Net loss per share of 0.02 for the same six month period ending November 2011.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, November 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of November 30, 2012.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2012.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4 - MINE SAFETY DISCLOSURES

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

DOMARK INTERNATIONAL, INC.
REGISTRANT


By: /s/ Andrew Ritchie
    ----------------------------------
    Andrew Ritchie
    Chief Executive Officer
Date: January 22, 2012


By: /s/ Andrew Ritchie
    ----------------------------------
    Andrew Ritchie
    Principal Financial Officer
Date: January 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of January.


/s/ Andrew Ritchie
----------------------------------
Andrew Ritchie
Chief Executive Officer


/s/ Andrew Ritchie
----------------------------------
Andrew Ritchie
Principal Financial Officer