Form 10-Q/A
period 2012-11-30
Domark International Inc.
filed 2013-01-30
CIK 1365160

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of January 22, 2012, there were 30,315,298 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Preferred Stock A, $0.001 par value per share, issued and outstanding and there are zero shares of Preferred Stock B, $0.001 par value per share, issued and outstanding.

                           DOMARK INTERNATIONAL, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                                      3
         Consolidated Balance Sheets                                           3
         Consolidated Statements of Operations                                 5
         Consolidated Statements of Cash Flows                                 6
         Notes to Consolidated Financial Statements                            7

Item 2.  Management Discussion & Analysis of Financial Condition and
         Results of Operations                                                16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4.  Controls and Procedures                                              19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 1A. Risk Factors                                                         20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Mine Safety Disclosure                                               20

Item 5.  Other information                                                    21

Item 6.  Exhibits                                                             21

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                               November 30,           May 31,
                                                   2012                2012
                                                ----------          ----------
CURRENT
  Cash                                          $    6,332          $   52,269
  Prepaid expenses                                  68,042               4,897
  Prepaid license fee                            2,000,000               4,897
                                                ----------          ----------
      Total Current Assets                       2,074,374              57,166
                                                ----------          ----------
Other Assets
  Deferred financing costs                              --              24,799
  Website development costs, net                        --               2,250
  XSE license, net                                   8,902               9,635
  Prepaid license fee long-term                  3,105,480                  --
                                                ----------          ----------
      Total Other Assets                         3,114,382              36,684
                                                ----------          ----------

      Total Assets                              $5,188,756          $   93,850
                                                ==========          ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    November 30,              May 31,
                                                                        2012                   2012
                                                                    ------------           ------------
LIABILITIES & EQUITY
  Accounts payable                                                  $    419,941           $     89,164
  Accounts payable - related party                                            --                 15,366
  Notes payable                                                          545,645                545,645
                                                                    ------------           ------------
      Total Current Liabilities                                          955,355                650,175
                                                                    ------------           ------------
LONG-TERM LIABILITIES
  Due to affiliates and shareholders                                     158,437                  1,000
                                                                    ------------           ------------
      Total long-term liabilities                                        158,437                  1,000
                                                                    ------------           ------------

      TOTAL LIABILITIES                                                1,113,792                651,175

STOCKHOLDERS' EQUITY (DEFICIT)
  Convertible preferred stock series A, $0.001 par value,
   Authorized: 2,000,000 Issued: 50,000 and 50,000 as of
   November 30, 2012 and May 31, 2012, respectively                           50                     50
  Convertible preferred stock series B, $0.001 par value,
   Authorized: 10,000,000                                                     --                     --
  Common Stock, $0.001 par value, Authorized: 200,000,000
   Issued: 29,540,298 and 29,005,298 as of November 30, 2012
   and May 31, 2012, respectively                                         29,540                 29,005
  Common Stock Payable                                                   818,000                738,000
  Preferred series B stock payable                                     6,000,000                     --
  Additional paid-in capital                                          32,189,705             31,499,031
  Deficit during development stage                                    (8,121,732)            (5,972,579)
  Accumulated deficit                                                (26,850,830)           (26,850,830)
                                                                    ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             4,064,733               (557,326)
                                                                    ------------           ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  5,188,756           $     93,850
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

                           DOMARK INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                            For the cumulative
                                                                                                            period during the
                                                                                                          Development Stage from
                                             Three Months Ended                 Six Months Ended           October 21, 2009 to
                                      November 30,       November 30,    November 30,       November 30,       November 30,
                                          2012               2011            2012               2011              2012
                                      ------------       ------------    ------------       ------------       ------------
Revenues                              $     16,193       $         --    $     36,538       $         --       $     56,467
  Cost of sales                              6,164                 --          29,141                 --             77,650
                                      ------------       ------------    ------------       ------------       ------------
GROSS PROFIT                                10,029              7,397         (21,183)

General and administrative expenses        306,473            171,875         539,297            271,154          1,670,046
Consulting expense -
 stock-based compensation                  169,056                 --         436,050                 --          4,322,360
Wages & salaries -
 stock-based compensation                  127,855            240,536         271,411            268,689          1,009,411
Amortization of license fee                500,000                 --         894,520                 --            894,520
Depreciation expense                           364              1,930           2,983              3,898             13,821
Bad debt expenses                              456                 --           1,456                 --            101,456
Impairment of assets                            --                 --              --                 --             10,000
Impairment of goodwill                          --                 --              --                 --             10,000
Forgiveness of debt                        (24,197)                --         (24,197)                --            (28,197)
Research & development                          --                 --              --                 --             45,609
                                      ------------       ------------    ------------       ------------       ------------
      Operating loss                      (942,123)          (413,341)     (2,114,123)        (8,070,209)
                                                                                                                   (543,741)
Other Income                                    --                 --              --                 --             29,567

Interest expense                           (20,231)            (4,451)        (35,030)           (13,189)           (81,090)
                                      ------------       ------------    ------------       ------------       ------------

NET LOSS                              $   (962,354)      $   (418,792)   $ (2,149,153)      $   (556,930)      $ (8,121,732)
                                      ============       ============    ============       ============       ============
Net Loss per share, basic
 and diluted                          $      (0.03)      $      (0.01)   $      (0.07)      $      (0.02)
                                      ============       ============    ============       ============
Weighted average common shares
 outstanding                            29,540,298         37,090,166      29,508,922         36,990,434
                                      ------------       ------------    ------------       ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                           For the cumulative
                                                                                                            period during the
                                                                                                         Development Stage from
                                                                         Six Months Ended                  October 21, 2009 to
                                                                November 30,           November 30,           November 30,
                                                                    2012                   2011                   2012
                                                                ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $ (2,149,153)          $   (556,930)          $ (8,121,732)
                                                                ------------           ------------           ------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                     2,983                  3,898                 13,821
     Amortized finance cost                                           24,799                     --                 60,000
     Common stock issued as compensation and for expenses            707,461                268,689              5,331,771
     Amortization of prepaid license fee                             894,520                     --                894,520
     Impairment of Assets                                                 --                     --                 10,000
     Forgiveness of debt                                             (24,197)                    --                (28,197)
  Changes in Operating assets and liabilities:
     Inventory - tv production                                            --                (16,926)                    --
     Prepaid services and expenses                                       605                (33,000)                   605
     Accounts payable and accrued expenses                                --                 66,415                     --
     Bad debt                                                             --                     --                  1,000
     Non cash interest                                                    --                     --                  5,645
     (Increase)/Decrease in inventory                                     --                     --                (16,926)
     Increase in Accounts payable                                    330,777                     --                569,712
     Increase/(Decrease) in Accounts payable - related party           8,831                     --                 24,197
                                                                ------------           ------------           ------------
          Net cash used in operating activities                     (203,374)              (267,854)            (1,256,584)
                                                                ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for licensing                                                 --                     --                (35,000)
  Cash paid for furniture & equipment                                     --                     --                 (4,000)
  Cash Paid for Web Development                                           --                 (4,000)                (7,500)
                                                                ------------           ------------           ------------
          Net cash flows used in investing activities                     --                 (4,000)               (46,500)
                                                                ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable - related parties                        (1,000)                    --               (126,478)
  Payments made on notes payable                                          --                     --               (100,470)
  Proceeds received from shareholder loans                           158,437                156,983              1,052,837
  Proceeds received from notes payable                                    --                125,000                480,000
                                                                ------------           ------------           ------------
          Net cash provided by financing activities                  157,437                281,983              1,305,889
                                                                ------------           ------------           ------------
Net increase (decrease) in cash and cash equivalents                 (45,937)                10,129                  2,805
Cash and cash equivalents - beginning balance                         52,269                  4,587                  3,527
                                                                ------------           ------------           ------------
CASH BALANCE END OF PERIOD                                      $      6,332           $     14,716           $      6,322
                                                                ============           ============           ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Stock issued for prepaid expenses                             $    (63,145)          $    250,000           $    (63,145)
  Prepaid license fee                                           $  6,000,000           $         --           $  6,000,000
  Prepaid expenses                                              $         --           $         --           $   (397,675)
  Inventory                                                     $         --           $         --           $    (16,926)
  Fixed assets, net of
  depreciation                                                  $         --           $         --           $     (3,868)
  Website costs, net of amortization                            $         --           $         --           $     (1,167)
  License, net of amortization                                  $         --           $         --           $    (24,432)
  Accounts payable                                              $         --           $         --           $     19,257
  Payroll & related liabilities                                 $         --           $         --           $    249,631
  Due to affiliate and shareholder                              $         --           $         --           $    929,738
  Return of preferred shares, par value                         $         --           $         --           $         50
  Return of common stock, par value                             $         --           $         --           $      9,772
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

On May 26, 2012, the Company hired a new Chairman and President Brent Strasler. He then hired a new Chief Executive Officer Andrew Ritchie on 12 June 2012. The Company then strengthened the executive team by adding Patrick Johnson as VP - business development.In June 2012, the Company entered into a retail sales strategy with North American retail specialist Chic and Savvy. During the 1st quarter, they attended many retail sales exhibitions throughout Canada.

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has consolidated losses from operations of ($962,354) for the 3 months ending November 30, 2012 compared to a loss of ($418,792) for the same period ending November 30, 2011. There is an accumulated deficit of ($34,972,562) as at November 30, 2012, and a net loss of ($2,149,153) for the six months then ended. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the financial support of certain stockholders.

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

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in ASC Standard 915-10-05 and has recognized limited revenue and devotes substantially all of its efforts on establishing its online retail and product development business. Its planned principal operations in advancing its online product development business have commenced. All losses accumulated since inception have been considered a part of the Company's development stage activities.

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

RECLASSIFICATIONS

Certain reclassifications to separate General and administration expenses to conform to the presentations used in the quarter ended November 30, 2012 have been made in prior year's consolidated financial statements, none of which had any effect on previously reported net income or loss, or related per share amounts, of any period.

RESEARCH AND DEVELOPMENT

All research and development expenditures are expensed as incurred. R&D costs incurred during the Quarter included the design and development of new Solawerks products, media test campaigns, design of websites and structuring affiliate programs.

REVENUE RECOGNITION

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Inventory is capitalized and costs of sales are recognized during the period in which the sales occurred. The Company derived its revenues for the six month period through internet sales of our solar charging units of $16,294 and Barefoot insoles of $20,244. The Company recognized these sales once delivery is made from the warehouse (FOB shipping point).

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

NOTE 5. RELATED PARTY TRANSACTIONS

On May 25, 2012, the Company entered into an employment agreement with an effective date of June 1, 2012 with its newly appointed President, Brent Strasler, for a period of no less than three years. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler. The warrants awarded have been valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The grant date fair value of the 100,000 warrants was estimated using the Black-Scholes option pricing model to be $262,000. The assumptions used were: expected dividend yield of 0.41%; expected volatility of 544%; risk free interest rate of 0%; and expected term of 3 years. The Company expensed $65, 346 in the quarter ended November 30, 2012 and $130,641 in the six month period ended November 30, 2012, with $131,359 remaining to be expensed.

On June 12th, 2012, the Company entered into an employment agreement with an effective date of June 12, 2012 with its newly appointed Chief Executive Officer, Andrew Ritchie, for a period of no less than three years. Mr. Ritchie is entitled to an annual salary of $240,000 and 150,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Ritchie will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Ritchie. The warrants awarded have been valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The grant date fair value of the 150,000 warrants was estimated using the Black-Scholes option pricing model to be $196,500. The assumptions used were: expected dividend yield of 0.37%; expected volatility of 538%; risk free interest rate of 0%; and expected term of 3 years. The Company expensed $49,022 in the quarter ended November 30, 2012 and $90,444 in the six month period ended November 30, 2012, with $106,056 remaining to be expensed.

On June 26th, 2012, the Company entered into an employment agreement with an effective date of June 1, 2012 with its newly appointed Vice-President of Corporate Development, Patrick Johnson, for a period of no less than three years. Mr. Johnson is entitled to an annual salary of $84,000 and 100,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Johnson will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Johnson. The warrants awarded have been valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The grant date fair value of the 100,000 warrants was estimated using the Black-Scholes option pricing model to be $117,000. The assumptions used were: expected dividend yield of 0.42%; expected volatility of 537%; risk free interest rate of 0%; and expected term of 3 years. The Company expensed $29,188 in the quarter ended November 30, 2012 and $50,326 in the six month period ended November 30, 2012, with $66,674 remaining to be expensed.

On September 1, 2012, Domark Canada entered into separate consulting agreements with the Domark International Executive team on an as needed basis. The consultants will receive a maximum of $1,000 per day based on an hourly rate of $100 per hour.

As of November 30, 2012, the company has received additional loans in the amounts of $49,470 USD and $108,967 USD from a shareholder of the Company.

NOTE 6. SHAREHOLDERS' DEFICIT

* On May 25, 2012, - R Brentwood Strasler was appointed as Chairman and President / Director, with an annual compensation of $150,000 and 150,000 share options at $1.00 which will vest in one year on a quarterly basis. The Company valued the options using the Black-Scholes valuation model. As of the grant date the options were valued at $262,000 with $65, 346 being expensed in the quarter ended November 30, 2012 and $130,641 being expensed in the six month period ended November 30, 2012.

* On May 28, 2012 - Ian Nuttall received an additional 800,000 shares as a consultant to Domark of Rule 144 common `A' stock in Domark International Inc. valued at $2,304,000 with $0 being expensed in the quarter ended November 30, 2012 and $0 being expensed in the six month period ended November 30, 2012.

* On Jun 18, 2012, - Andrew Ritchie was appointed as Chief Executive Officer/ Director with an annual Compensation of $240,000 and 250,000 share options at $1.00 which will vest in one year on a quarterly basis. The Company valued the options using the Black-Scholes valuation model. As of the grant date the options were valued at $196,500 with $49,022 being expensed in the quarter ended November 30, 2012 and $90,444 being expensed in the six month period ended November 30, 2012.

* On June 21, 2012, - Domark signed a contract with Barefoot-Science to become exclusive marketing direct sales distributor for North America. Barefoot -
Science will be issued 2,500,000 shares of Preferred B shares of Domark International Inc. which are convertible at any time at request of holder into common A shares at a 1 Preferred Series B into 2 Common shares ratio. Shares will hold a six month restriction under 144 rules. The shares have been valued at $6,000,000 USD which will be expensed over the term of the agreement (3 years). As of November 30, 2012 $500,000 has expensed in the quarter ended November 30, 2012 and $894,520 has been expensed in the six month period ended November 30, 2012.

* On June 26, 2012, - Patrick Johnson was appointed as Vice President of Business Development, with an annual compensation of $84,000 and 100,000 share options at $1.00 which will vest in one year on a quarterly basis. The Company valued the options using the Black-Scholes valuation model. As of the grant date the options were valued at $117,000 with $29,188 being expensed in the quarter ended November 30, 2012 and $50,326 being expensed in the six month period ended November 30, 2012.

* On June 26, 2012, RBL were appointed to look after all Domark Social media campaigns. They were awarded a contract of $1,000 a month and were granted 20,000 free trading shares in Domark international valued at $23,400 with $0 being expensed in the quarter ended November 30, 2012 and $23,400 being expensed in the six month period ended November 30, 2012.

* On July 11, 2012 - Ian Nuttall received an additional 425,000 shares as a consultant to Domark of Rule 144 common `A' stock in Domark International Inc. valued at $382,500 with $0 being expensed in the quarter ended November 30, 2012 and $382,500 being expensed in the six month period ended November 30, 2012.

On July 19, 2012, - Domark signs Five-Time American 800 m Champion Nick Symmonds to endorse Domark products for compensation of 100,000 shares of rule144 common A stock in Domark International Inc. valued at $68,000 with $17,000 being expensed in the quarter ended November 30, 2012 and $25,500 being expensed in the six month period ended November 30, 2012.

* On July 25, 2012, - Domark signs Will Claye to endorse Domark products for compensation of 50,000 shares of rule144 common A stock in Domark International Inc. valued at $34,000 with $8,500 being expensed in the quarter ended November 30, 2012 and $12,750 being expensed in the six month period ended November 30, 2012.

* On December 11, 2012 - Ian Nuttall received an additional 775,000 shares as a consultant to Domark of Rule 144 common `A' stock in Domark International Inc. valued at $143,375 with $0 being expensed in the quarter ended November 30, 2012 and $0 being expensed in the six month period ended November 30, 2012.

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

NOTE 8. COMMITMENTS

* On July 16, 2012, - Leading specialist Sports Physio was appointed to Domarks advisory committee with a signing agreement of $10,000.

* On June 28, 2012, - Domark donates a Noraxon foot Scanner to Sean Penna to assist in the training of the U.S Olympic team. The machine cost $19,495, and is being purchased through a rental buy agreement of $895 a month.

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

As a result of consolidating the aforementioned debt, the Company is now obligated under a single Promissory Note dated February 29, 2012 in the aggregate principle amount of $355,645 along with $2,689 in accrued interest. The Note is due on October 15, 2012 and accrues interest at 3% per annum. In addition, R Thomas Kidd executed a Personal Guarantee of the Note, whereby Kidd guarantees the payment of $100,000 of the principle balance in an Event of Default pursuant to Article III of the Note. As of November 30, 2012 the note is in default and the interest rate has increased to a default interest rate of 18%.

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

As of November 30, 2012, the company has received additional loans in the amounts of $49,470 USD and $108,967 USD from a shareholder of the Company.

NOTE 10. DEBT FORGIVENESS

On February 29, 2012 the Company executed a Memorandum of Agreement with Xiamen Tiauyang Neng Gongsi and Michael Franklin related to the acquisition of certain exclusive worldwide licensing and joint patent rights. All old inventory was returned to the manufacturer during the quarter and all monies paid by Domark to XSE in the past have been applied against all outstanding payables owing to XSE. As of November 30, 2012 the Company recorded debt forgiveness in the amount $24,197 for returned inventory to Xiamen Tiauyang Neng Gongsi as payment for all outstanding debt.

NOTE 11 - WARRANTS AND OPTIONS

During the six months ended November 30, 2012, the Company issued a total of 350,000 warrants to the officers of the Company, the warrants vest on a quarterly basis over twelve months from the date of the issuance. See Note 5.

The following is a summary of the status of all of the Company's stock warrants as of November 30, 2012 and changes during the six months ended on that date:

                                                  Number of     Weighted-Average
                                                  Warrants       Exercise Price
                                                  --------       --------------
Outstanding at June 1, 2012                             --           $1.00
Granted                                            350,000           $1.00
Exercised                                               --           $0.00
Cancelled                                               --           $0.00
                                                   -------           -----

Outstanding at November 30, 2012                   350,000           $1.00
                                                   =======           =====

Warrants exercisable at November 30, 2012          350,000           $1.00
                                                   =======           =====

Warrants exercisable at November 30, 2011               --           $0.00
                                                   =======           =====

The following table summarizes information about stock warrants outstanding and exercisable at November 30, 2012:

                   STOCK WARRANTS OUTSTANDING AND EXERCISABLE
                   ------------------------------------------

                                             Remaining         Weighted-Average
                      Number of Warrants    Contractual        Weighted- Average
Exercise Price           Outstanding        Life in Years       Exercise Price
--------------           -----------        -------------       --------------
   $ 1.00                  350,000              2.54               $ 1.00

NOTE 12.  SUBSEQUENT EVENTS

* On December 11, 2012 - Ian Nuttall received an additional 775,000 shares as a consultant to Domark of Rule 144 common `A' stock in Domark International Inc. valued at $143,375.

* On October 1, 2012, - James Kerr was appointed as Chief Financial Officer. The Company has not finalized James' employment contract as of the date of these financial statements.

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

On February 29, 2012, the Company entered into a Memorandum of Agreement with Xiamen Taiyang Neng Gongsi and Michael Franklin. For and in consideration of the payment of an initial license fee of $10,000, and for the future payment of royalties, Xiamen granted an exclusive worldwide license and joint patent rights to Domark International, Inc. for a solar charging case for IPAD, including IPAD3. There is no prior business relationship with Xiamen, or any of its officers or directors. As of November 30, 2012 the exclusive rights were revoked and became non-exclusive.

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

On March 29, 2012, our prior CEO, Tom Kidd, returned to the Company's treasury, 50,000 shares of its Series A Preferred Stock and 9,771,500 shares of its Common Stock. These shares were then cancelled. There are 50,000 issued and outstanding shares of the Company's Series `A' Preferred Stock, owned by the Company's CEO, Michael Franklin.

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

On June 1, 2012, the Company hired Patrick Johnson as Vice-President of Business Development.

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

On October 1st, 2012, James Kerr, CMA was hired as Chief Financial Officer of the Company. The Company has not finalized James' employment contract as of the date of these financial statements.

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

Cash used by operating activities for the six month period ending November 30, 2012 was ($203,374) compared to $(267,854) for the same period 2011. Depreciation and amortization expense for the six months period was $2,983 as compared to $3,888 for the period ending November 30, 2011.

Cash used in investing activities was $0 for the six month period ending November 30, 2012 compared to $(4,000) for the period ending November 30, 2011. Cash provided by financing activities was $157,437 for the period versus $281,983 for the six month period ending November 30, 2011. Financing activities consisted of cash received from shareholders and notes payable.

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

RESULTS OF OPERATIONS

QUARTER ENDED NOVEMBER 30, 2012

The Company had $16,193 in total revenues for the quarter ended November 30, 2012. Revenues earned for the period were related to sales through the Company's wholly owned subsidiaries Musclefoot Inc. $15,651 and Solawerks Inc. $542. The same period in 2011 resulted in zero revenue for the Company.

During the quarter, all iPad inventory held by Solawerks was returned to XSE to be replaced with the new iPhone and iPad products developed by Solawerks. Remaining inventory on the financials was written off against any payables owing to the manufacturer in the form of monies paid to date to the manufacturer, XSE.

General and administrative expenses for the quarter increased from $232,824 in the first quarter to $306,473 in the second. The increase is primarily related to increased operating costs for Domark International during the 3 month period ending November 30, 2012 when compared to the 3 months ending August 30, 2012.

The operating loss for the quarter amounted to ($942,123) and a net loss per share of $0.03 vs. a net loss of (418,792) and a net loss per share of $0.01 for the same 3 month period in 2011.

SIX MONTHS ENDED NOVEMBER 30, 2012 VS. NOVEMBER 30, 2011

General and administrative expenses for the six months ended November 30, 2012 were $539,297 compared to $271,154 for the same six month period in 2011. The increase is primarily related to the Company incurring significant expense in stock compensation and advertising relating to the development of Solawerks Inc. and Musclefoot Inc., the Company's wholly owned subsidiaries. The Company's operations during fiscal 2012 were funded through interest free, demand notes from shareholders and short term loans financed through Infinite Funding. As of November 30, 2012, the Company is indebted to a shareholder in the amount of $158,437 and to Infinite Funding in the aggregate of $545,645 plus interest.

The operating loss for the six months ending November 2012 amounted to (2,114,123) vs a loss of (543,741) ending November 2011. This translates to a Net loss per share of 0.07 for the period ending Novermber 2012 and a Net loss per share of 0.02 for the same six month period ending November 2011.

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

101      Interactive data files pursuant to Rule 405 of Regulation S-T.

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

DOMARK INTERNATIONAL, INC.
     REGISTRANT


By: /s/ Andrew Ritchie
    ----------------------------------
    Andrew Ritchie
    Chief Executive Officer
Date: January 28, 2013


By: /s/ Andrew Ritchie
    ----------------------------------
    Andrew Ritchie
    Principal Financial Officer
Date: January 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of January.


/s/ Andrew Ritchie
----------------------------------
Andrew Ritchie
Chief Executive Officer


/s/ Andrew Ritchie
----------------------------------
Andrew Ritchie
Principal Financial Officer