Form 10-Q/A
period 2012-11-30
Domark International Inc.
filed 2013-02-04
CIK 1365160

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           DOMARK INTERNATIONAL, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                               November 30,           May 31,
                                                   2012                2012
                                                ----------          ----------
CURRENT
  Cash                                          $    6,332          $   52,269
  Prepaid expenses                                  68,042               4,897
  Prepaid license fee                            2,000,000                  --
                                                ----------          ----------
      Total Current Assets                       2,074,374              57,166
                                                ----------          ----------
Other Assets
  Deferred financing costs                              --              24,799
  Website development costs, net                        --               2,250
  XSE license, net                                   8,902               9,635
  Prepaid license fee long-term                  3,105,480                  --
                                                ----------          ----------
      Total Other Assets                         3,114,382              36,684
                                                ----------          ----------

      Total Assets                              $5,188,756          $   93,850
                                                ==========          ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    November 30,              May 31,
                                                                        2012                   2012
                                                                    ------------           ------------
LIABILITIES & EQUITY
  Accounts payable                                                  $    419,941           $     89,164
  Accounts payable - related party                                            --                 15,366
  Notes payable                                                          545,645                545,645
                                                                    ------------           ------------
      Total Current Liabilities                                          965,586                650,175
                                                                    ------------           ------------
LONG-TERM LIABILITIES
  Due to affiliates and shareholders                                     158,437                  1,000
                                                                    ------------           ------------
      Total long-term liabilities                                        158,437                  1,000
                                                                    ------------           ------------

      TOTAL LIABILITIES                                                1,124,023                651,175

STOCKHOLDERS' EQUITY (DEFICIT)
  Convertible preferred stock series A, $0.001 par value,
   Authorized: 2,000,000 Issued: 50,000 and 50,000 as of
   November 30, 2012 and May 31, 2012, respectively                           50                     50
  Convertible preferred stock series B, $0.001 par value,
   Authorized: 10,000,000                                                     --                     --
  Common Stock, $0.001 par value, Authorized: 200,000,000
   Issued: 29,540,298 and 29,005,298 as of November 30, 2012
   and May 31, 2012, respectively                                         29,540                 29,005
  Common Stock Payable                                                   818,000                738,000
  Preferred series B stock payable                                     6,000,000                     --
  Additional paid-in capital                                          32,189,705             31,499,031
  Deficit during development stage                                    (8,121,732)            (5,972,579)
  Accumulated deficit                                                (26,850,830)           (26,850,830)
                                                                    ------------           ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             4,064,733               (557,326)
                                                                    ------------           ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  5,188,756           $     93,850
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

                           DOMARK INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                            For the cumulative
                                                                                                            period during the
                                                                                                          Development Stage from
                                             Three Months Ended                 Six Months Ended           October 21, 2009 to
                                      November 30,       November 30,    November 30,       November 30,       November 30,
                                          2012               2011            2012               2011              2012
                                      ------------       ------------    ------------       ------------       ------------
Revenues                              $     16,193       $         --    $     36,538       $         --       $     56,467
  Cost of sales                              6,164                 --          29,141                 --             77,650
                                      ------------       ------------    ------------       ------------       ------------
GROSS PROFIT                                10,029              7,397         (21,183)

General and administrative expenses        306,473            171,875         539,297            271,154          1,670,046
Consulting expense -
 stock-based compensation                  169,056                 --         436,050                 --          4,322,360
Wages & salaries -
 stock-based compensation                  127,855            240,536         271,411            268,689          1,009,411
Amortization of license fee                500,000                 --         894,520                 --            894,520
Depreciation expense                           364              1,930           2,983              3,898             13,821
Bad debt expenses                              456                 --           1,456                 --            101,456
Impairment of assets                            --                 --              --                 --             10,000
Impairment of goodwill                          --                 --              --                 --             10,000
Forgiveness of debt                        (24,197)                --         (24,197)                --            (28,197)
Research & development                          --                 --              --                 --             45,609
                                      ------------       ------------    ------------       ------------       ------------
      Operating loss                      (942,123)          (413,341)     (2,114,123)          (543,741)        (8,070,209)

Other Income                                    --                 --              --                 --             29,567

Interest expense                           (20,231)            (4,451)        (35,030)           (13,189)           (81,090)
                                      ------------       ------------    ------------       ------------       ------------

NET LOSS                              $   (962,354)      $   (418,792)   $ (2,149,153)      $   (556,930)      $ (8,121,732)
                                      ============       ============    ============       ============       ============
Net Loss per share, basic
 and diluted                          $      (0.03)      $      (0.01)   $      (0.07)      $      (0.02)
                                      ============       ============    ============       ============
Weighted average common shares
 outstanding                            29,540,298         37,090,166      29,508,922         36,990,434
                                      ------------       ------------    ------------       ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           DOMARK INTERNATIONAL, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                           For the cumulative
                                                                                                            period during the
                                                                                                         Development Stage from
                                                                         Six Months Ended                  October 21, 2009 to
                                                                November 30,           November 30,           November 30,
                                                                    2012                   2011                   2012
                                                                ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $ (2,149,153)          $   (556,930)          $ (8,121,732)
                                                                ------------           ------------           ------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                     2,983                  3,898                 13,821
     Amortized finance cost                                           24,799                     --                 60,000
     Common stock issued as compensation and for expenses            707,461                268,689              5,331,771
     Amortization of prepaid license fee                             894,520                     --                894,520
     Impairment of Assets                                                 --                     --                 10,000
     Forgiveness of debt                                             (24,197)                    --                (28,197)
  Changes in Operating assets and liabilities:
     Inventory - tv production                                            --                (16,926)                    --
     Prepaid services and expenses                                       605                (33,000)                   605
     Accounts payable and accrued expenses                                --                 66,415                     --
     Bad debt                                                             --                     --                  1,000
     Non cash interest                                                    --                     --                  5,645
     (Increase)/Decrease in inventory                                     --                     --                (16,926)
     Increase in Accounts payable                                    330,777                     --                569,712
     Increase/(Decrease) in Accounts payable - related party           8,831                     --                 24,197
                                                                ------------           ------------           ------------
          Net cash used in operating activities                     (203,374)              (267,854)            (1,256,584)
                                                                ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for licensing                                                 --                     --                (35,000)
  Cash paid for furniture & equipment                                     --                     --                 (4,000)
  Cash Paid for Web Development                                           --                 (4,000)                (7,500)
                                                                ------------           ------------           ------------
          Net cash flows used in investing activities                     --                 (4,000)               (46,500)
                                                                ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable - related parties                        (1,000)                    --               (126,478)
  Payments made on notes payable                                          --                     --               (100,470)
  Proceeds received from shareholder loans                           158,437                156,983              1,052,837
  Proceeds received from notes payable                                    --                125,000                480,000
                                                                ------------           ------------           ------------
          Net cash provided by financing activities                  157,437                281,983              1,305,889
                                                                ------------           ------------           ------------
Net increase (decrease) in cash and cash equivalents                 (45,937)                10,129                  2,805
Cash and cash equivalents - beginning balance                         52,269                  4,587                  3,527
                                                                ------------           ------------           ------------
CASH BALANCE END OF PERIOD                                      $      6,332           $     14,716           $      6,332
                                                                ============           ============           ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Stock issued for prepaid expenses                             $    (63,145)          $    250,000           $    (63,145)
  Prepaid license fee                                           $  6,000,000           $         --           $  6,000,000
  Prepaid expenses                                              $         --           $         --           $   (397,675)
  Inventory                                                     $         --           $         --           $    (16,926)
  Fixed assets, net of
  depreciation                                                  $         --           $         --           $     (3,868)
  Website costs, net of amortization                            $         --           $         --           $     (1,167)
  License, net of amortization                                  $         --           $         --           $    (24,432)
  Accounts payable                                              $         --           $         --           $     19,257
  Payroll & related liabilities                                 $         --           $         --           $    249,631
  Due to affiliate and shareholder                              $         --           $         --           $    929,738
  Return of preferred shares, par value                         $         --           $         --           $         50
  Return of common stock, par value                             $         --           $         --           $      9,772
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

Cash used by operating activities for the six month period ending November 30, 2012 was ($203,374) compared to $(267,854) for the same period 2011. Depreciation and amortization expense for the six months period was $2,983 as compared to $3,898 for the period ending November 30, 2011.

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

The net loss for the quarter amounted to ($962,354) and a net loss per share of $0.03 vs. a net loss of ($418,792) and a net loss per share of $0.01 for the same 3 month period in 2011.

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

DOMARK INTERNATIONAL, INC.
     REGISTRANT


By: /s/ Andrew Ritchie
    ----------------------------------
    Andrew Ritchie
    Chief Executive Officer
Date: February 1, 2013


By: /s/ Andrew Ritchie
    ----------------------------------
    Andrew Ritchie
    Principal Financial Officer
Date: February 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of February.


/s/ Andrew Ritchie
----------------------------------
Andrew Ritchie
Chief Executive Officer


/s/ Andrew Ritchie
----------------------------------
Andrew Ritchie
Principal Financial Officer