Form 10-Q
period 2013-02-28
Domark International Inc.
filed 2013-04-30
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of April 23, 2013, there were 40,315,298 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Preferred Stock A, $0.001 par value per share, issued and outstanding and there are zero shares of Preferred Stock B, $0.001 par value per share, issued and outstanding.

DOMARK INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOMARK INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28, 2013	May 31, 2012
	(unaudited)
Current
Cash	$5,418	$52,269
Prepaid expenses	67,119	4,897
Unamortized fee	2,976	--

Total current assets	75,513	57,166

Other assets
Deferred financing costs	--	24,799
Website development costs, net	--	2,250
XSE license, net	8,542	9,635

Total Other Assets	8,542	36,684

TOTAL ASSETS	$84,055	$93,850

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	February 28, 2013	May 31, 2012
	(unaudited)
LIABILITIES
Accounts payable & Accrued Liabilities	$508,877	$89,164
Accounts payable - related party	--	15,366
Notes payable	44,597	545,645
Accrued Interest Payable	42	--
Derivative Liability	67,256	--
Convertible note payable, net unamortized discount of $47,111	5,889	--
Due to affiliates and shareholders	193,288	1,000

Total current liabilities	819,949	651,175

TOTAL LIABILITIES	819,949	651,175

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock series A, $0.001 par value,
Authorized: 2,000,000 Issued: 50,000 and 50,000 as of
February 28, 2013 and May 31, 2012, respectively	50	50
Convertible preferred stock series B, $0.001 par value,
Authorized: 10,000,000	--	--
Common Stock, $0.001 par value, Authorized: 200,000,000
Issued: 30,315,298 and 29,005,298 as of February 28, 2013
and May 31, 2012, respectively	30,315	29,005
Common Stock Payable	885,500	738,000
Preferred series B stock payable	6,000,000	--
Additional paid-in capital	33,101,841	--
Deficit accumulated during development stage	(13,902,770)	(5,972,579)
Accumulated deficit	(26,850,830)	(26,850,830)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(735,894)	(557,325)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$84,055	$93,850

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	Three Months Ended		Nine Months Ended		For the cumulative period during the Development Stage from October 21, 2009 to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013

Revenues	$1,396	$--	$37,934	$--	$57,863
Cost of sales	483	17,918	29,624	17,918	78,133

GROSS PROFIT	913	(17,918)	8,310	(17,918)	(20,270)

General and administrative expenses	224,077	393,853	763,374	668,905	1,894,123
Consulting expense -
stock-based compensation	173,647	--	609,697	--	4,496,007
Wages & salaries -
stock-based compensation	257,446	381,309	528,857	649,998	1,266,857
Amortization of license fee	500,000	--	1,394,520	--	1,394,520
Depreciation expense	360		3,343	--	14,181
Bad debt expenses	--	--	1,456	--	101,456
Gain/loss on derivative Valuation	17,256		17,256		17,256
Impairment of assets	4,605,480	--	4,605,480	--	4,615,480
Impairment of goodwill	--	--	--	--	10,000
Forgiveness of debt	--	--	(24,197)	--	(28,197)
Research & development	--	--	--	--	45,609

Operating loss	(5,777,353)	(793,080)	(7,891,476)	(1,336,821)	(13,847,562)

Other income	--	--	--	--	29,567

Interest expense	(3,685)	(6,509)	(38,715)	(19,698)	(84,775)

NET LOSS	$(5,781,038)	$(799,589)	$(7,930,191)	$(1,356,519)	$(13,902,770)

Net Loss per share, basic and diluted	$(0.19)	$(0.02)	$(0.27)	$(0.04)

Weighted average common shares outstanding	29,708,038	37,090,166	29,553,176	36,990,434

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine Months Ended		For the cumulative period during the Development Stage from October 21, 2009 to
	February 28,	February 29,	February 28,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,930,191)	$(1,356,519)	$(13,902,770)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	3,343	9,253	14,181
Amortization of deferred finance cost	24,799	--	60,000
Amortization of debt discount on convertible note	2,955	--	2,955
Common stock issued as compensation	1,138,554	687,498	5,762,864
Amortization of prepaid license fee	1,394,520	--	1,394,520
Currency exchange gain/loss			72
Gain / loss on derivative valuation	17,256	--	17,256
Impairment of assets	4,605,480	--	4,615,480
Forgiveness of debt	(24,197)	--	(28,197)
Changes in Operating assets and liabilities:
Inventory - tv production	--	(28,593)	--
Prepaid expenses	(23,830)	(16,926)	(40,756)
Accounts payable	164,949	278,483	403,884
Accounts payable - related party	8,831	--	24,197
Accrued payroll	284,834	--	284,834
Non-cash interest	--	--	5,645

Net cash used in operating activities	(332,697)	(426,804)	(1,385,835)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for licensing	--	(25,000)	(35,000)
Cash paid for furniture & equipment	--	(4,000)	(4,000)
Cash paid for web development	--	(4,000)	(7,500)

Net cash flows used in investing activities	--	(33,000)	(46,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	50,000	--	50,000
Deferred financing costs	--	(50,000)	--
Advances from related parties	193,288	230,565	962,138
Payments made on notes payable - related parties	(1,000)	--	(1,000)
Proceeds received from notes payable	43,558	280,645	423,088
Payments made on notes payable	--	--	--

Net cash provided by financing activities	285,846	461,210	1,434,226

Net increase (decrease) in cash and cash equivalents	(46,851)	1,406	1,891
CASH BALANCE BEGINNING OF PERIOD	52,269	4,587	3,527

CASH BALANCE END OF PERIOD	$5,418	$5,993	$5,418

Cash paid for interest	$--	$--	$--
Cash paid for taxes	$--	$--	$--

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock issued for prepaid expenses	$(38,250)	$375,000	$(38,250)
Prepaid license fee	$6,000,000	$--	$6,000,000
Prepaid expenses	$--	$--	$(397,675)
Inventory	$--	$--	$(16,926)
Fixed assets, net of depreciation	$--	$--	$(3,868)
Website costs, net of amortization	$--	$--	$(1,167)
License, net of amortization	$--	$--	$(24,432)
Accounts payable	$--	$--	$19,257
Payroll & related liabilities	$--	$--	$249,631
Due to affiliate and shareholder	$--	$--	$929,738
Return of preferred shares, par value	$--	$--	$50
Return of common stock, par value	$--	$--	$9,772
Additional capital contributed in excess of net assets sold	$--	$--	$(764,380)

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended February 28, 2013

NOTE 1. DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL INC. ("Domark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. In 2008, the Company embarked on a business plan that was intended to acquire profitable businesses that would create shareholder value in diverse industries. During 2008 and 2009, the Company acquired several operating businesses, as set forth in various Current Reports on Form 8-K filed with the Securities and Exchange Commission. The Company has evolved into a merchant banking format with the focus on investing in distinctive patented or patent pending game changing private companies.

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

On May 26, 2012, the Company hired a new Chairman and President Brent Strasler. He then hired a new Chief Executive Officer Andrew Ritchie on June 12, 2012. The Company then strengthened the executive team by adding Patrick Johnson as VP - business development. In June 2012, the Company entered into a retail sales strategy with North American retail specialist Chic and Savvy. During the 1st quarter of fiscal year 2013, they attended many retail sales exhibitions throughout Canada. On January 8, 2013 Patrick Johnson resigned his position as VP – Business Development.

On June 20, 2012, the Company formed a new wholly owned subsidiary, Musclefoot Inc. in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system, Barefoot Science. This entity’s corporate status is currently in default under the Nevada Secretary of State.

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

During the nine month period ended February 28, 2013, Hui Shi You of China, the Company's supplier of old solar chargers, gave notice that our exclusivity had been revoked. The Company commissioned the design of new and improved Apple iPhone and iPad infra-red and solar powered products. These newly designed products encompass the latest technology available and will be available for all iPhones, iPads and Samsung Galaxy 3 PDA's. The Company has successfully tested these new products in the market with great success and customer and retailer feedback. Patents are pending for all new products and full market rollout is scheduled for mid 2013.

During the nine month period ended February 28, 2013, the Company's Sports Management Team, representing its patented shoe insole product, entered into discussions with several international sports footwear manufacturers. Much progress has been made as talks continue.

Management and the Company's Corporate Lawyers have undertaken a detailed review of all shares issued by previous management. During this review, counsel has put in a place an administrative hold on these shares.

On January 28, 2013, the Company entered into a finder agreement with Meadow Grove, Ltd. (the “Finder”) whereas the Finder has introduced the Company to Zaktek Limited, a privately owned intellectual property business, for the purpose of consummating a purchase of a significant portion of Zaktek by the Company; in exchange, the Company agrees to pay the Finder concurrent with closing of the proposed transaction, 2,900,000 shares in the capital of the Company. As of February 28, 2013, the Company entered into a Memorandum of Understanding to purchase 44% of Zaktek Ltd., a UK based innovative electronic products company, upon signing a definitive purchase agreement. Zaktek’s main product is the phonepad+, an Apple Inc. approved tablet device that incorporates PDA’S including the Apple iPhone and Samsung Galaxy products to improve functionality including video and gaming abilities. On April 23, 2013, the Company received notification that Zaktek was ending discussions in regards to the definitive purchase agreement with DoMark.

Management has successfully restructured the Company including dramatically reducing overhead cost and eliminating all long term debt and lawsuits, positioning the Company to properly attack new markets, invest in new products and establish long term growth. As a result of the change in the Company's business model, the disclosures and financial results contained herein should be reviewed as they relate to the Company's historical operations but should be discounted as they relate to the Company's potential future results.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has consolidated losses from operations of $5,781,038 for the 3 months ending February 28, 2013 compared to a loss of $799,589 for the same period ending February 28, 2012. There is a total accumulated deficit of $40,753,600 as at February 28, 2013, and a net loss of $7,930,191for the nine months then ended. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the financial support of certain stockholders.

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

NOTE 3. BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending May 31, 2013.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES RECENT ACCOUNTNG PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in ASC Standard 915-10-05 and has recognized limited revenue and devotes substantially all of its efforts on establishing its business acquisition and product development business. Its planned principal operations in advancing its business acquisition and product development business have commenced. All losses accumulated since inception have been considered a part of the Company's development stage activities.

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

The primary management estimates included in these financial statements are related to licensing fees, stock option valuation and the fair value of its stock tendered in various non-monetary transactions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At February 28, 2013 cash and cash equivalents included cash on hand and cash in the bank.

INVENTORIES

Inventories consist of retail products which are stated at the lower of cost or market. Cost is determined by the specific identification method. All Solarwerks inventory were considered unsellable and subsequently returned to the manufacturer. Remaining inventory on the books was written off and any payables owing to the manufacturer have been offset against monies paid to date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheets for cash, accounts payable, and notes payable approximate the respective fair values due to the short maturities of these items.

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying financial statements include the active entity of Domark International, Inc. and its wholly owned subsidiaries, Musclefoot Inc., Solawerks Inc., and Domark Canada Inc. All intercompany accounts have been eliminated.

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

NET LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with the Earning per Share Topic of the FASB ASC 260. Under the provisions of ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. As of February 28, 2013, options and warrants were outstanding were excluded from the calculation as their impact would be anti-dilutive.

RECLASSIFICATIONS

Certain reclassifications to separate General and administration expenses to conform to the presentations used in the quarter ended February 28, 2013 have been made in prior year's consolidated financial statements, none of which had any effect on previously reported net income or loss, or related per share amounts, of any period.

RESEARCH AND DEVELOPMENT

All research and development expenditures are expensed as incurred. R&D costs incurred during the nine month ended February 28, 2013 included the design and development of new Solawerks products, media test campaigns, design of websites and structuring affiliate programs.

REVENUE RECOGNITION

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Inventory is capitalized and costs of sales are recognized during the period in which the sales occurred. The Company derived its revenues for the nine month period through internet sales of our solar charging units of $16,131 and Barefoot insoles of $21,803. The Company recognized these sales once delivery is made from the warehouse (FOB shipping point).

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

As of February 28, 2013, the Company has recorded a total of $4,605,480 on impairment of asset for the prepaid license fee to Barefoot Science as a result of restructuring the original agreement from a licensing agreement to an ownership interest in Barefoot Science.

NOTE 5. RELATED PARTY TRANSACTIONS

On May 25, 2012, the Company entered into an employment agreement with an effective date of June 1, 2012 with its newly appointed President, Brent Strasler, for a period of no less than three years. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler. The warrants awarded have been valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The grant date fair value of the 100,000 warrants was estimated using the Black-Scholes option pricing model to be $262,000. The assumptions used were: expected dividend yield of 0.0%; expected volatility of 377%; risk free interest rate of .34%; and expected term of 3 years. The Company expensed $64,461 in the quarter ended February 28, 2013 and $195,102 in the nine month period ended February 28, 2013, with $66,898 remaining to be expensed. On October 31, 2012, Mr. Strasler resigned as President, Secretary, Chairman and Director of Domark International but remains with the Company as a consultant and non-executive Chairman to Domark International.

On June 12, 2012, the entered into an employment agreement with an effective date of June 12, 2012 with its newly appointed Chief Executive Officer, Andrew Ritchie, for a period of no less than three years. Mr. Ritchie is entitled to an annual salary of $240,000 and 150,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Ritchie will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Ritchie. The warrants awarded have been valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The grant date fair value of the 150,000 warrants was estimated using the Black-Scholes option pricing model to be $196,500. The assumptions used were: expected dividend yield of 0.0%; expected volatility of 379%; risk free interest rate of .37%; and expected term of 3 years. The Company expensed $48,314 in the quarter ended February 28, 2013 and $138,758 in the nine month period ended February 28, 2013, with $57,742 remaining to be expensed.

On June 26, 2012, the Company entered into an employment agreement with an effective date of June 26, 2012 with its newly appointed Vice-President of Corporate Development, Patrick Johnson, for a period of no less than three years. Mr. Johnson is entitled to an annual salary of $84,000 and 100,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Johnson will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Johnson. The warrants awarded have been valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The grant date fair value of the 100,000 warrants was estimated using the Black-Scholes option pricing model to be $117,000. The assumptions used were: expected dividend yield of 0.0%; expected volatility of 379%; risk free interest rate of .42%; and expected term of 3 years. On January 8, 2013, Mr Johnson resigned as Vice-President of Corporate Development for the Company. The Company expensed $66,674 in the quarter ended February 28, 2013 and $117,000 in the nine month period ended February 28, 2013, with $0 remaining to be expensed.

On January 1, 2013 the Company entered into an employment agreement with an effective date of January 1, 2013 with its newly appointed Cheif Financial Officer, James Kerr, for a period of no less than one year. Mr. Kerr is entitled to an annual salary of $80,000 plus compensation for additional work as needed and 500,000 stock purchases warrants exercisable to purchase common shares of the Company at $.01 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, the warrants awarded have been valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The grant date fair value of the 500,000 warrants was estimated using the Black-Scholes option pricing model to be $66,050. The assumptions used were: expected dividend yield of 0.0%; expected volatility of 192%; risk free interest rate of .37%; and expected term of 3 years. The Company expensed $10,496 in the quarter and nine month ended February 28, 2013, with $55,554 remaining to be expensed.

On September 1, 2012, Domark Canada entered into separate consulting agreements with the Domark International Executive team on an as needed basis. The consultants will receive a maximum of $1,000 per day based on an hourly rate of $100 per hour.

During the nine month period ended February 28, 2013, the Company has received advances totaling $193,288 from shareholders of the Company. As of February 28, 2013, the Company has not made any repayment of these advances. The advances are unsecured, bear no interest, and are due on demand.

NOTE 6. STOCKHOLDERS' EQUITY (DEFICIT)

* On May 25, 2012, - R Brentwood Strasler was appointed as Chairman, President and Director, with an annual compensation of $150,000 and 150,000 stock purchases warrants at $1.00 which will vest in one year on a quarterly basis. The Company valued the warrants using the Black-Scholes valuation model. As of the grant date the warrants were valued at $262,000 with $64,461 being expensed in the quarter ended February 28, 2013 and $195,102 being expensed in the nine month period ended February 28, 2013.

* On May 28, 2012 - Ian Nuttall received an additional 800,000 shares as a consultant to Domark of Rule 144 common `A' stock in Domark International Inc. valued at $2,304,000 with $0 being expensed in the quarter ended February 28, 2013 and $0 being expensed in the nine month period ended February 28, 2013.

* On June 18, 2012, - Andrew Ritchie was appointed as Chief Executive Officer/ Director with an annual Compensation of $240,000 and 250,000 stock purchases warrants at $1.00 which will vest in one year on a quarterly basis. The Company valued the warrants using the Black-Scholes valuation model. As of the grant date the warrants were valued at $196,500 with $48,314 being expensed in the quarter ended February 28, 2013 and $138,758 being expensed in the nine month period ended February 28, 2013.

* On June 21, 2012, - Domark signed a contract with Barefoot-Science to become exclusive marketing direct sales distributor for North America. Barefoot - Science will be issued 2,500,000 shares of Preferred B shares of Domark International Inc. which are convertible at any time at request of holder into common A shares at a 1 Preferred Series B into 2 Common shares ratio. Shares will hold a six month restriction under 144 rules. The shares have been valued at $6,000,000 USD which will be expensed over the term of the agreement (3 years). As of February 28, 2013 $500,000 has expensed in the quarter ended February 28, 2013 and $1,394,520 has been expensed in the nine month period ended February 28, 2013. As of the date of this filing, the shares have not been issued. During the quarter, the parties to the contract agreed to amend the original contract. The original license agreement was exchanged for a 15% ownership in Barefoot-Science global. As a result, the value of the license has been applied to Impaired Assets and will be replaced at a future date with a market value that represents 15% of Barefoot-Sciences’ value.

* On June 26, 2012, - Patrick Johnson was appointed as Vice President of Business Development, with an annual compensation of $84,000 and 100,000 stock purchases warrants at $1.00 which will vest in one year on a quarterly basis. The Company valued the warrants using the Black-Scholes valuation model. As of the grant date the warrants were valued at $117,000 with $66,674 being expensed in the quarter ended February 28, 2013 and $117,000 being expensed in the nine month period ended February 28, 2013. On January 8, 2013, Mr Johnson resigned as Vice-President of Corporate Development for the Company.

* On June 26, 2012, RBL were appointed to look after all Domark Social media campaigns. They were awarded a contract of $1,000 a month and were granted 20,000 free trading shares in Domark international valued at $23,400 with $0 being expensed in the quarter ended February 28, 2013 and $23,400 being expensed in the nine month period ended February 28, 2013.

* On July 11, 2012 - Ian Nuttall received an additional 425,000 shares as a consultant to Domark of Rule 144 common `A' stock in Domark International Inc. valued at $382,500 with $0 being expensed in the quarter ended February 28, 2013 and $382,500 being expensed in the nine month period ended February 28, 2013.

On July 19, 2012, - Domark signs Five-Time American 800 m Champion Nick Symmonds to endorse Domark products for compensation of 100,000 shares of rule144 common A stock in Domark International Inc. valued at $68,000 with $17,000 being expensed in the quarter ended February 28, 2013 and $42,500 being expensed in the nine month period ended February 28, 2013. As of the date of this filing, the shares have not been issued.

* On July 25, 2012, - Domark signs Will Claye to endorse Domark products for compensation of 50,000 shares of rule144 common A stock in Domark International Inc. valued at $34,000 with $8,500 being expensed in the quarter ended February 28, 2013 and $21,250 being expensed in the nine month period ended February 28, 2013. As of the date of this filing, the shares have not been issued.

* On October 1, 2012, - James Kerr was appointed as Chief Financial Officer. The Company has finalized James' employment contract on January 1, 2013. As a part-time CFO for the Company will receive a base of $80,000 and 500,000 shares of rule 144 common A stock in Domark International Inc. valued at $67,500 and an additional 500,000 stock purchases warrants exercisable at $0.01 which will vest in one year on a quarterly basis. The Company valued the warrants using the Black-Scholes valuation model. As of the grant date the warrants were valued at $66,050 with $10,496 being expensed in the nine month period ended February 28, 2013. As of the date of this filing, the 500,000 shares valued at $67,500 have not been issued.

* On December 11, 2012 - Ian Nuttall received an additional 775,000 shares as a consultant to Domark of Rule 144 common `A' stock in Domark International Inc. valued at $147,250 with $147,250 being expensed in the quarter and nine month period ended February 28, 2013.

*On January 2013, the Company amended its investment in Barefoot Science, moving from being a North American distributor to a 15% equity holder. The initial share investment that was entered into in June 2012 has not changed.

Our common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol "DOMK.OB".

As of February 28, 2013, there were 30,315,298 shares of our common stock outstanding and 50,000 shares of Preferred Series A (1000:1 conversion) and 2,500,000 shares of Preferred Series B (2:1 conversion). There were approximately 74 shareholders of record of the Company's common stock. As of April 1, 2013 the 2,500,000 shares of Preferred Series B where converted into 5,000,000 shares of common stock.

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

* Because each of the VLFE Case and the AHIFO Case have been stayed and because discovery in those cases is not complete, the Company has reached a final determination with the party involved and all debt outstanding will be forgiven by the debt holder.

The Company has resolved all legal proceedings against the corporation.

NOTE 8. COMMITMENTS

* On June 28, 2012, - Domark donated a Noraxon foot Scanner to Sean Penna to assist in the training of the U.S Olympic team. The machine cost the Company $19,495. The machine was purchased by the Company through a rental buy agreement of $895 a month.

NOTE 9. NOTES PAYABLE

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

As a result of consolidating the aforementioned debt, the Company is now obligated under a single Promissory Note dated February 29, 2012 in the aggregate principle amount of $355,645 along with $5,645 in accrued interest. The Note is due on October 15, 2012 and accrues interest at 3% per annum. In addition, R Thomas Kidd executed a Personal Guarantee of the Note, whereby Kidd guarantees the payment of $100,000 of the principle balance in an Event of Default pursuant to Article III of the Note. This debt has been forgiven by Infinite Funding as of March 5, 2013 (see Note 10).

ASHER CONVERTIBLE DEBENTURE

On January 30, 2013, the Company entered into an agreement with Asher Enterprises, a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $53,000, less $3,000 for legal related costs, together with interest at the rate of eight percent (8%) per annum, until the maturity date of November 1, 2013. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

If the Note is not paid in full with interest on the maturity date, Asher has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 55% multiplied by the average of the two lowest closing prices during the fifteen (15) trading days prior to conversion notice.

The conversion feature within this note has been determined to be an embedded derivative requiring bifurcation and was valued using Black Scholes at $67,256. The Company also recognized a  loss on Derivative Valuation of $17,256 for the three and nine month periods ended February 28, 2013.

MASTER CREDIT AGREEMENTS

On March 2, 2012, the Company entered into a Master Credit Agreement with Infinite Funding, Inc. which provides for a non-revolving line of credit. The Company may request advances under the lending facility by issuing borrowing certificates to the Lender. Each borrowing certificate, together with simple interest accrued at 8% per year, becomes payable one year after the date of the advance received. Infinite Funding has amended the Master Credit Agreement, increasing the amount of the Lending Facility from $150,000 to $200,000. As of February 28, 2013, the Company received $190,000 in advances and the Company has accrued $1,375 in interest. This debt has been forgiven by Infinite Funding as of March 5, 2013 (see Note 10).

NOTE 10. DEBT FORGIVENESS

On February 29, 2012, the Company executed a Memorandum of Agreement with Xiamen Tiauyang Neng Gongsi and Michael Franklin related to the acquisition of certain exclusive worldwide licensing and joint patent rights. All old inventories total of $13,611 were returned to the manufacturer during the nine month period ended February 28, 2013 which reduced all outstanding payables owing to XSE of $37,808. As of February 28, 2013, the Company recorded debt forgiveness in the amount $24,197 for returned inventory to Xiamen Tiauyang Neng Gongsi as payment for all outstanding debt.

On March 5, 2013 the Company received confirmation that Infinite Funding Inc. has forgiving all debt held with Domark in the amounts of $355,645 and $190,000 plus accrued interest of $14,295. This debt has therefore been forgiven and fully written off by Infinite Funding Inc with no consideration given. The Company has treated this as a capital contribution which increased additional paid in capital.

NOTE 11 - WARRANTS AND OPTIONS

During the nine months ended February 28, 2013, the Company issued a total of 850,000 warrants to the officers of the Company, the warrants vest on a quarterly basis over twelve months from the date of the issuance. See Note 5.

The following is a summary of the status of all of the Company's stock warrants as of February 28, 2013 and changes during the nine months ended on that date:

	Number of	Weighted-Average
	Warrants	Exercise Price

Outstanding at June 1, 2012	--	--
Granted	350,000	$1.00
Granted	500,000	$0.01
Exercised	--	$0.00
Cancelled	--	$0.00

Outstanding at February 28, 2013	850,000	$0.42

Warrants exercisable at February 28, 2013	850,000	$0.42

Warrants exercisable at February 29, 2012	--	$0.00

The following table summarizes information about stock warrants outstanding and exercisable at February 28, 2013:

STOCK WARRANTS OUTSTANDING AND EXERCISABLE

Exercise Price	Number of WarrantsOutstanding	Remaining Contractual Life in Years	Weighted-Average Weighted- Average Exercise Price

$1.00	350,000	2.25	$1.00
$0.01	500,000	2.83	$0.01

NOTE 12. SUBSEQUENT EVENTS

The Company has entered into a Memorandum of Understanding to purchase 44% of Zaktek Ltd., a UK based innovative electronic products company. Zaktek’s main product is the phonepad+, an Apple Inc. approved tablet device that incorporates PDA’S including the Apple iPhone and Samsung Galaxy products to improve functionality including video and gaming abilities.

On March 21, 2013 a portion of debt owing to Ian Nuttall totaling $30,000 was converted to 1,500,000 shares of common stock.

On April 12, 2013 the Company completed the acquisition of 15% of Barefoot-Science with the conversion of 2,500,000 series B into 5,000,000 shares of common stock.

On April 12, 2013 a portion of debt owing to Ian Nuttall totaling $30,000 was converted to 1,500,000 shares of common stock.

On April 23, 2013 the Company concluded its settlement with the previous principle to DoMark, Thomas Kidd, and delivered to him 2,000,000 shares of common stock as a full and final settlement of all outstanding legal issues.

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

RECENT DEVELOPMENTS

The third Quarter represents a turning point in the Company's progress as management continued to review operations and restructuring initiatives. The main operations of the Company have been to search, negotiate and acquire ownership interests in companies with products at an advanced stage of their development or products already in production.

The Company has spent the third quarter restructuring the Company and securing adequate financing for acquisitions. Further testing of various products and full launch is expected in mid 2013. During the Quarter, several companies where contacted for the purpose of initiating acquisition dialog. These discussions are ongoing and are at different stages in their negotiations. The Company has entered into a Memorandum of Understanding to purchase 44% of UK based Zaktek Ltd., owner of the new and innovative patent pending and Apple Inc. approved product that incorporates PDA’s including the Apple iPhone and Samsung Galaxy with a tablet, improving functionality including gaming, video/t.v. abilities.

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

On October 31, 2012, C.E.O. Andrew Ritchie was appointed President of the Company with Brent Strasler remaining with the Company as Non-Executive Chairman.

On October 1, 2012, James Kerr, CMA was hired as Interim Chief Financial Officer of the Company.

On January 8, 2013, Vice-President of Business Development, Patrick Johnson, resigned.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities, sales of our common stock, and loans from shareholders and 3rd party financiers. Currently, the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 in fiscal years 2012 and 2013 from the sale of our common stock. The Company will continue to require financing from loans and notes payable until such time as our business has generated income sufficient to carry our operating costs.

Cash used by operating activities for the nine month period ended February 28, 2013 was $332,697 compared to $426,804 for the same period 2012. Depreciation and amortization expense for the nine month period ended February 28, 2013 was $28,142 as compared to $9,253 for the nine month period ending February 29, 2012.

Cash used in investing activities was $0 for the nine month period ending February 28, 2013 compared to $33,000 for the nine month period ending February 29, 2012. Cash provided by financing activities was $285,846 for the nine month period ended February 28, 2013 versus $461,210 for the nine month period ending February 29, 2012. Financing activities consisted of cash received from related parties and notes payable.

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

RESULTS OF OPERATIONS

THREE MONTHS QUARTER ENDED FEBRUARY 28, 2013 VS. FEBRUARY 29, 2012

The Company had $1,396 in total revenues for the quarter ended February 28, 2013. Revenues earned for the period were related to sales through the Company's wholly owned subsidiaries Musclefoot Inc. $1,559 and Solawerks Inc. ($163). The same period in 2012 resulted in zero revenue for the Company.

General and administrative expenses for the quarter ended February 28, 2013 were $224,077 compared to $393,853 for the same quarter period in 2012. The decrease is primarily related to decreasing operating costs for Domark International during the 3 month period ending February 28, 2013.

The net loss for the quarter amounted to $5,781,038 and a net loss per share of $0.19 vs. a net loss of $799,589 and a net loss per share of $0.02 for the same 3 month period in 2012.

NINE MONTHS ENDED FEBRUARY 28, 2013 VS. FEBRUARY 29, 2012

General and administrative expenses for the nine months ended February 28, 2013 were $763,374 compared to $668,905 for the same nine month period in 2012. The increase is primarily related to the Company formed two new wholly owned subsidiaries Musclefoot Inc. and Domark Canada, Inc. The Company's operations during fiscal 2012/13 were funded through interest free, demand notes from related parties and a short term convertible loan financed through Asher Enterprises Inc. As of February 28, 2013, the Company is indebted to shareholders in the amount of $193,288 and to Asher Enterprises Inc. in the amount of $5,889 (comprised of $53,000 principal net of unamortized discount of $47,111).

The operating loss for the nine months ending February 28, 2013 amounted to $7,930,191 vs a loss of $1,356,519 ending February 29, 2012. This translates to a net loss per share of $0.27 for the period ending February 28, 2013 and a net loss per share of $0.04 for the same nine month period ending February 29, 2012.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, February 28, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of February 28, 2013

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of February 28, 2013.

There were no changes in our internal control over financial reporting that occurred during the period ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Controls have been put in place for daily operations which will allow for controlled cash management and oversite.

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

Management is pleased to report that all Corporate legal disputes have now been resolved.

ITEM 1A - RISK FACTORS

Not required.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended February 28, 2013.

ITEM 4 - MINE SAFETY DISCLOSURE

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit

No.	Document Description
31.1	Certification of Ceo Pursuant to 18 U.s.c. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	as Adopted
31.2	Certification of Cfo Pursuant to 18 U.s.c. Section 1350, Pursuant to Section 302 of the Sarbanes-oxley Act of 2002.	as Adopted
32.1*	Certification of Ceo Pursuant to 18 U.s.c. Section 1350, Pursuant to Section 906 of the Sarbanes-oxleyact of 2002.	as Adopted
32.2*	Certification of Cfo Pursuant to 18 U.s.c. Section 1350, Pursuant to Section 906 of the Sarbanes-oxleyact of 2002.	as Adopted
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

DOMARK INTERNATIONAL, INC.
REGISTRANT

Date: April 29, 2013	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer

Date: April 29, 2013	By:	/s/ James Kerr, CMA
James Kerr
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of April.

By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer

/s/ James Kerr, CMA
James Kerr
Principal Financial Officer