Form 10-K
period 2013-05-31
Domark International Inc.
filed 2013-09-13
CIK 1365160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2013

 OR

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

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on September 12, 2013 was $17,403,179.

As of September 12, 2013, there were 29,005,298 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Preferred Stock, $0.001 par value per share, issued and outstanding.

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

EMPLOYEES

As of fiscal year end May 31, 2013, the Company conducts its business through independent contractors.

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

There were 78,529,054 and 29,115,298 shares of our common stock issued and outstanding, as of May 31, 2013 and May 31, 2012 respectively. There were approximately 100 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL YEAR ENDED MAY 31, 2013

	High	Low

First Quarter (June - August, 2012)	$0.23	$0.07
Second Quarter (September - November 2012)	$0.30	$0.13
Third Quarter (December - February 2013)	$0.26	$0.04
Fourth Quarter (March - May 2013)	$0.14	$0.04

On May 31, 2013, the closing bid price of our common stock was $0.14

DIVIDENDS

The Company has never paid dividends on any shares of its common stock, nor does the Company anticipate paying dividends at any time in the foreseeable future. Any profits received by the Company will be reinvested in its business.

RECENT SALES OF UNREGISTERED SECURITIES

	Stock Issued		Stock Issued
	for Cash	Cash Received	for Assets

Year Ended May 31, 2012	--	$--	--
Year Ended May 31, 2013	--	$--	--

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

ITEM 8. RECENT DEVELOPMENTS

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

On March 5, 2012, the Company's Shareholders appointed Michael Franklin as sole Director, CEO and Corporate Secretary. Mr. Franklin will serve as a director until his successor has been elected at the next annual meeting of the Company's shareholders or until his earlier resignation, removal, or death. Mr. Franklin has not been appointed to any committees of the Board, as the Board does not presently have any committees

On March 5, 2012, the Company entered into an Asset Purchase Agreement with its then controlling shareholder, R. Thomas Kidd, for the sale of Armada, and certain assets related thereto.

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

During the twelve month period ended May 31, 2013, Hui Shi You of China, the Company's supplier of old solar chargers, gave notice that our exclusivity had been revoked. The Company commissioned the design of new and improved Apple iPhone and iPad infra-red and solar powered products. These newly designed products encompass the latest technology available and will be available for all iPhones, iPads and Samsung Galaxy 3 PDA's. The Company has successfully tested these new products in the market with great success and customer and retailer feedback. Patents are pending for all new products and full market rollout is scheduled for late Q4 2013.

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

Management has successfully restructured the Company including dramatically reducing overhead cost and eliminating all long term debt and lawsuits, positioning the Company to properly attack new markets, invest in new products and establish long term growth. As a result of the change in the Company's business model, the disclosures and financial results contained herein should be reviewed as they relate to the Company's historical operations but should be discounted as they relate to the Company's potential future results. The Company has completed a new business plan, business model, with an anticipated large funding raise in late Q3 or Q4 2013.

The Company is focusing on the smartphone and gaming accessories, in the computer electronics industry.

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

On May 25, 2012, the Company's Shareholders appointed R. Brentwood Strasler as sole ( non executive ) Director.

ITEM 8A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 9. FINANCIAL STATEMENTS

DOMARK INTERNATIONAL, INC.

TABLE OF CONTENTS

Page

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	9-10

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets at May 31, 2013 and 2012	11-12
Consolidated Statements of Operations for the years ended May 31, 2013 and 2012 and inception (October 29, 2009) - May 31, 2013	13
Consolidated Statements of Stockholders' Deficit for the years ended May 31, 2013 and 2012 and October 29, 2009 - May 31, 2013	14-15
Consolidated Statements of Cash Flows for the years ended May 31, 2013 and 2012 and October 29, 2009 - May 31, 2012	16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	17-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
DoMark, International, Inc.
(A Development Stage Company)
Longwood, FL

We have audited the accompanying consolidated balance sheet of DoMark International, Inc. (a Development Stage Company), as of May 31, 2013, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended May 31, 2013 and for the development stage period from October 21, 2009 to May 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company for the year ended May 31, 2012 were audited by other auditors whose report, dated September 21, 2012 expressed an unqualified opinion on those statements. The consolidated financial statements for the development stage period from October 21, 2009 through May 31, 2012 include a net loss of $5,972,579. Our opinion on the consolidated statements of operations, stockholders' deficit and cash flows for the development stage period from October 21, 2009 through May 31, 2013, insofar as it relates to amounts for prior periods through May 31, 2012, is based solely on the reports of other auditors.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DoMark International, Inc. as of May 31, 2013, and the results of their operations and their cash flows for the year then ended and for the development stage period from October 21, 2009 to May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had minimal revenues from operations and has financial commitments in excess of current capital resources, together which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZBS Group, LLP
Melville, NY
September 12, 2013

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

/s/ De Joya Griffith, LLC

Henderson, Nevada
September 21, 2012

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	May 31, 2013	May 31, 2012
	(Audited)	(Audited)
CURRENT ASSETS
Cash	$20	$52,269
Prepaid expenses	-	4,897

TOTAL CURRENT ASSETS	20	57,166

Investment	5,000	-

OTHER ASSETS
Website development costs	-	2,250
Deferred financing	3,088	24,799
License	8,182	9,635

TOTAL OTHER ASSETS	11,270	36,684

TOTAL ASSETS	$16,290	$93,850

The accompanying notes are an integral part of these financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIT

	As of	As of
	May 31, 2013	May 31, 2012
	(Audited)	(Audited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$209,299	$104,530
Note payable – related party	29,130	545,645
Derivative Liability	237,578	-
Convertible note payable net of unamortized discount	43,623	-

TOTAL CURRENT LIABILITIES	519,630	650,175

TOTAL LONG-TERM LIABILITIES
Due to affiliate and shareholder	-	1,000

TOTAL LONG-TERM LIABILITIES	519,630	651,175

STOCKHOLDERS' DEFICIT
Convertible preferred stock series A, $0.001
par value, authorized: 2,000,000 issued: 50,000
and 100,000, respectively	50	50
Common stock, $0.001 par value,
authorized: 200,000,000 issued: 52,858,171
and 29,005,298, respectively	52,858	29,005
Additional paid in capital	33,012,176	31,499,029
Preferred Series B Stock	6,000,000	-
Accumulated deficit	(26,850,830)	(26,850,830)
Accumulated deficit during development stage	(12,717,594)	(5,234,579)

TOTAL STOCKHOLDERS' DEFICIENCY	(503,340)	(557,325)

TOTAL LIABILITIES AND EQUITY	$16,290	$93,850

The accompanying notes are an integral part of these financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STATE COMPANY)

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	October 21, 2009 (Development stage) to
	May 31, 2013	May 31, 2012	May 31, 2013
	(Audited)	(Audited)	(Unaudited)

INCOME	$37,935	$32,253	$70,188
COST OF SALES	31,775	54,763	86,538

GROSS LOSS	6,160	(22,510)	(16,350)

GENERAL AND ADMINISTRATIVE EXPENSES	801,479	4,725,732	6,613,024
STOCK COMPENSATION	1,338,000	-	1,338,000
RESEARCH AND DEVELOPMENT	-	51,681	51,681
INTEREST EXPENSE	45,968	-	45,968
DEPRECIATION & AMORTIZATION	3,703	-	3,703
BAD DEBT EXPENSE	1,456	456	101,912
FORGIVENESS OF DEBT	(24,197)	(4,000)	(28,197)
IMPAIRMENT OF GOODWILL	-	-	10,000
LOSS ON DERIVATIVE VALUATION	187,578	-	187,578
IMPAIRMENT OF ASSET	4,397,188	456	4,407,598

OPERATING LOSS	(6,745,015)	(4,795,923)	(12,747,617)

OTHER INCOME	-	-	30,023

NET LOSS	$(6,745,015)	$(4,795,923)	$(12,717,594)

Net loss per share, basic and diluted	$(0.16)	$(0.17)

Weighted average common shares outstanding	40,931,734	27,483,383

The accompanying notes are an integral part of these financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT
As of May 31, 2013

						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders'
	Amount	Shares	Shares	Amount	Capital	Stage	Deficit

Balance, May 31, 2010	100,000	$100	36,460,835	$36,461	$26,448,172	$(27,164,009)	$(679,275)
Net Income (loss)	-	-	-	-	-	(125,480)	(125,480)
Balance, May 31, 2011	100,000	100	36,460,835	36,461	26,448,172	(27,289,488)	(804,755)
Net Income (loss)	-	-	-	-	-	(3,428,193)	(3,428,193)
Common stock issued for
Prepaid expenses on
June 20, 2011	-	-	550,660	551	124,449	-	125,000
Common stock issued for
Prepaid expenses on
September 1, 2011	-	-	79,545	80	124,920	-	125,000
Common stock issued for
Prepaid expenses on
December 15, 2011	-	-	75,758	75	124,925	-	125,000
Common stock issued for
Compensation on
January 9, 2012	-	-	300,000	300	494,700	-	495,000
Common stock issued for
Compensation on
March 1, 2012	-	-	100,000	100	139,900	-	140,000
Common stock returned to
Treasury for sale of assets
On March 5, 2012	-	-	9,771,500	(9,772)	764,380	-	754,609
Preferred stock returned to
Treasury for sale of assets
On March 5, 2012	(50,000)	(50)	-	-	-	-	(50)
Common stock issued for
Compensation on
April 1, 2012	-	-	160,000	160	244,640	-	244,800
Common stock issued for
Compensation on
May 9, 2012	-	-	100,000	100	274,900	-	275,000
Common stock issued for
Compensation on
May 24, 2012	-	-	150,000	150	229,350	-	229,500
Common stock issued for
Compensation on
May 29, 2012	-	-	800,000	800	2,319,200	-	2,320,000
Vested employee stock comp	-	-	-	-	155,000	-	155,000
Net Loss	-	-	-	-	-	(4,718,987)	(4,718,987)

Balance, May 31, 2012	50,000	$50	29,005,298	$29,005	$31,444,534	$(32,008,473)	$(458,350)

The accompanying notes are an integral part of these financial statements.

DOMARK INTERNATIONAL, INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT
As of May 31, 2013

					Additional	Accumulated	Total
	Preferred Stock		Common Stock		Paid in	During Dev.	Stockholders'
	Amount	Shares	Shares	Amount	Capital	Stage	Deficit

Balance Fwd. May 31, 2012	50	50,000	29,005,298	29,005	31,444,534	(32,008,473)	(534,884)
Adjustment					54,495	(76,936)	(22,441)
Balance May 31, 2012	-	-	29,005,298	29,005	31,499,029	(32,085,409)	(557,325)

Common Stock issued
Related Party Loan
July 12, 2013	-	-	425,000	425	8,075	-	8,500

Common Stock issued
Related Party Loan
December 11, 2012	-	-	775,000	775	14,725	-	15,500

Common Stock issued
Related Party Loan
March 31, 2013	-	-	1,500,000	1,500	28,500	-	30,,000

Common Stock issued
Acquisition/Related Party
April 12, 2013	-	-	6,500,000	6,500	28,500	-	35,,000

Common Stock issued
Legal Settlement
April 23, 2013	-	-	2,000,000	2,000	188,000	-	190,000

Common Stock issued
for compensation
April 19, 2013	-	-	500,000	500	39,500	-	40,000

Common Stock issued
for Consulting
May 2, 2013	-	-	2,800,000	2,800	277,200	-	280,000

Common Stock issued
for Consulting
May 2, 2013	-	-	360,000	360	35,640	-	36,000

Common Stock Issued
Related Part Loan
May 3, 2013	-	-	1,900,000	1,900	36,100	-	38,000

Common Stock Issued
for Compensation
May 7, 2013	-	-	9,900,000	9,900	782,100	-	792,,000

Common Stock issued
for Loan Conversion
May 10, 2013	-	-	440,000	440	21,560	-	22,000

Common Stock x-celled for
non executed asset transfer
May 13, 2013	-	-	(5,747,127)	(5,747)	5,747		5,262,000
						-
Common Stock issued
Related Party Loan
May 22, 2013	-	-	2,500,000	2,500	47,500	-	50,000

Net Loss May 31, 2013	-	-	-	-	-	(6,745,015)	(6,745,015)

Balance May 31, 2013	$50	50,000	52,858,171	$52,858	$33,012,176	$(37,699,584)	(503,340)

The accompanying notes are an integral part of these financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
For the twelve months ending May 31, 2013 and 2012

	For the year ended	For the year ended	From October 21, 2009 (Development stage) to
	May 31, 2013	May 31, 2012	May 31, 2013
	(Audited)	(Audited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,745,015)	$(4,795,923)	$(12,717,594)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,703	8,465	14,540
Amortization of deferred finance costs Impairment of assets	4,397,188	456	4,397,644
Forgiveness of debt	(24,197)	(4,000)	(28,197)
Gain(loss) on derivative valuation	187,578	-	187,578
Amortization of debt discount on convertible notes	45,968	-	45,968
Common stock issued as compensation and for expenses	1,338,000	3,859,302	5,962,310
Currency exchange	-	72	72
Bad debt expense	-	456	456
Note payable to stock conversion	288,460	-	288,460
Stock issuance for investment	5,000	-	5,000
Stock cancellation	5,747	-	5,747
Changes in Operating Assets and Liabilities:
(Increase)/decrease prepaid exp. and other assets	(24,069)	370,103	79,587
Increase/(decrease) in accounts payable	104,769	56,294	130,973
Increase/decrease in convertible notes	111,906	-	111,906
Increase/(decrease) in accrued expenses	-	(199,063)	(199,063)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(304,962)	(627,814)	(2,075,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for web development	-	(4,000)	(7,500)
Cash paid for license	-	(10,000)	(35,000)
Cash Paid for furniture & equipment	-	-	(4,000)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(14,000)	(46,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	85,500	-	85,500
Deferred financing costs	-	50,000	50,000
Advances from related parties	193,288	-	962,138
Payments made on note payable – related parties	(1,000)	-	(1,000)
Increase/(decrease) in shareholder loans	-	234,495	423,088
Cash received/(Paid) on notes payable	193,288	405,000	599,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	252,713	689,495	2,118,726

CASH RECONCILIATION
Net increase (decrease) in cash and cash equivalents	(52,249)	47,681	3,507
Net cash flows from discontinued operations	-	-	-
Cash and cash equivalents - beginning balance	52,269	4,587	3,527

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$20	$52,269	$20

The accompanying notes are an integral part of these financial statements.

DOMARK INTERNATIONAL, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED MAY 31, 2013 AND 2012

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations of $5,614,175 and $4,718,987 for the years ended May 31, 2013 and 2012, respectively. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying financial statements include the active entity of DoMark International, Inc. and its wholly owned subsidiaries, Domark Canada, Inc., Solawerks, Inc., and Musclefoot, Inc. The Company has relied upon the guidance provided by Statements of Financial Accounting Standards, ASC 810-10-15-3.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At May 31, 2013 and 2012, cash and cash equivalents included cash on hand and cash in the bank.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of May 31, 2013.

INVESTMENT

The Company has invested in an insole company, where it is involved in the marketing and management. The Investment is stated at cost value for common shares issued for the venture.

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

LICENSE

The Company has acquired a licensing right, by its wholly owned subsidiary Solawerks, to distribute and sell phone chargers. The license is amortized over a 7 (seven) year life using the straight line method.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS

The Company accounts for Goodwill and other intangible assets as defined by ASC Standard 350, GOODWILL AND OTHER INTANGIBLEASSETS. As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill and other intangible assets for impairment, in accordance with the provisions of ASC Standard 350-20-35. A reduction of the value of goodwill is expensed as an impairment loss.

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

NOTE 6 – COMMITMENTS

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

ASHER CONVERTIBLE DEBENTURE $53,000

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

The conversion feature within this note has been determined to be an embedded derivative liability requiring bifurcation and was valued using Black Scholes at $67,256. The Company also recognized a loss on Derivative Valuation of $143,689 for the year ended May 31, 2013.

ASHER CONVERTIBLE DEBENTURE $32,500

On April 15, 2013, the Company entered into an agreement with Asher Enterprises, a Delaware corporation, an accredited investor, whereby Asher Enterprises loaned the Company the aggregate principal amount of $32,500, less $3,000 for legal related costs, together with interest at the rate of eight percent (8%) per annum, until the maturity date of January 17, 2014. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

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

The conversion feature within this note has been determined to be an embedded derivative liability requiring bifurcation and was valued using Black Scholes at $67,256. The Company also recognized a loss on Derivative Valuation of $93,889 for the year ended May 31, 2013

NOTE 8 - INCOME TAXES

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $411,585 from inception through May 31, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2012 are as follows:

Deferred tax assets:
Federal	$4,801,271
State	0

Total Deferred Tax Asset	4,801,271
Less valuation allowance	(4,801,271)

$0

The Company has provided a 100% valuation allowance on the deferred tax assets at May 31, 2013 to reduce such tax asset to $0 as there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE 9 – CONTINGENCIES

NOTE 10 - STOCKHOLDER'S DEFICIT

	Stock Issued		Stock Issued
	for Cash	Cash Received	for Assets

Twelve months ended May 31, 2012	-	-	-

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

NOTE 11 - DEBT FORGIVENESS

On February 29, 2012, the Company executed a Memorandum of Agreement with Xiamen Tiauyang Neng Gongsi and Michael Franklin related to the acquisition of certain exclusive worldwide licensing and joint patent rights. All old inventories total of $13,611 were returned to the manufacturer during the year ended May 31, 2013 which reduced all outstanding payables owing to XSE of $37,808. As of May 31, 2013, the Company recorded debt forgiveness in the amount $24,197 for returned inventory to Xiamen Tiauyang Neng Gongsi as payment for all outstanding debt.

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

NOTE 12 - OTHER INCOME AND EXPENSE

At May 31, 2012, the Company has taken an accrued vendor balance no longer owed and written $4,000 down to the income statement as Gain on Settlement.

NOTE 13 - SUBSEQUENT EVENTS

The Company has entered into a Memorandum of Understanding to purchase 20% of Zaktek Ltd., a UK based innovative electronic products company. Zaktek’s main product is the phonepad+, an Apple Inc. approved tablet device that incorporates PDA’S including the Apple iPhone and Samsung Galaxy products to improve functionality including video and gaming abilities.

Effective June 15, 2012, the Company's Shareholders appointed Andrew Ritchie, as CEO of the Company. Mr. Ritchie has not been appointed to any committees of the Board, as the Board does not presently have any committees.

On June 20, 2012, the Company formed a new wholly owned subsidiary, MuscleFoot Inc. in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system, Barefoot Science

On June 25, 2012, the Company appointed Patrick Johnson as Vice President of corporate development.

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

On July 25, 2012, the Company, through its wholly owned subsidiary MuscleFoot, Inc., entered into an endorsement contract with Will Claye

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

In June 2013 the Company entered into an agreement to purchase 29% of Imagic for stock and cash. Imagic is a UK company that has patented, or patent pending, smartphone products. Domark is actively involved with the management and marketing direction of the company.

Domark has increased its holding in Imagic to 34% in September 2013.

On August 1, 2013 the Company entered into an office lease in Toronto, Ontario for a five year period. The future lease commitments on this lease are as follows;

F/Y ending 5-31-2014	$19,082
F/Y ending 5-31-2015	$22,899
F/Y ending 5-31-2016	$25,143
F/Y ending 5-31-2017	$25,593
F/Y ending 5-31-2018	$25,593

$118,310

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has changed its accountants, via an 8k filed August 30, 2013 from HJ & Associates and has engaged ZBS Group, LLP.

ITEM 11. CONTROLS AND PROCEDURES

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

ITEM 12. OTHER INFORMATION

None

PART III

ITEM 13. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

On May 25, 2012, the Company's Shareholders appointed R. Brentwood Strasler as sole ( non-executive ) Director.. Mr. Strasler will serve as a Director until his successor has been elected at the next annual meeting of the Company's shareholders or until his earlier resignation, removal, or death.

R. Brentwood Strasler, has more than twenty years experience in both private industry and the public capital markets and has a broad range of skills and expertise in corporate governance, corporate finance, and other matters faced by emerging companies.

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

The Company has determined that the following Section 16(a) filings were not made with the SEC:

*
R. Brentwood Strasler, our President, did not file a Form 3 within the prescribed time period after his appointment as President. Mr. Strasler was unaware of this requirement. Mr. Strasler has subsequently filed a Form 3 to comply with the SEC.

*	Andrew Ritchie, our CEO, did not file a Form 3 within the prescribed time period after his appointment as CEO.

CORPORATE GOVERNANCE

The Company has adopted a Financial Code of Ethics, an Audit Committee Charter, a Compensation Committee Charter, and a Policy on Suspected Misconduct, Dishonesty and Fraud.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

The directors of the Company are not independent from the Company. Further, an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions considered or consummated by the Company, management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically re-evaluate this situation.

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

ITEM 14. EXECUTIVE COMPENSATION

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus	Stock Awards ($)	Option Awards	All Other Compensation($)	Total($)

R. Thomas Kidd,
Chairman and CEO(1)	2012	100,000	-	-	-	-	100,000

William Seery
Chief Financial Officer (2)	2012	-	-	140,000	-	-	140,000

Michael Franklin
Chairman, CEO, CFO(3)	2012	5,000	-	-	-	-	5,000

Andrew Ritchie(5)	2011	-	-	-	-	-	-

Andrew Ritchie(5)	2012	177,000	-	20,000	-	-	197,000

R. Brentwood Strasler(4)	2011	-	-	-	-	-	-

R. Brentwood Strasler(4)	2012	100,000	-	20,000	-	-	170,000

(1) R. Thomas Kidd was Chairman of the Board and CEO of the Company until March 5, 2012.

(2) Mr. Seery was Chief Financial Officer until March 5, 2012.

(3) Mr. Franklin was Chairman of the Board, Chief Executive Officer, and Chief Financial Officer of the Company from March 5, 2012 until May 25, 2012. Mr. Franklin no longer serves as a member of the Board.

(4) Mr. Strasler was appointed President, Director, and Corporate Secretary of the Company on May 25, 2012.

(5) Mr. Ritchie was appointed Chief Executive Officer and Director of the Company on June 15, 2012.

ITEM 15. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of May 31, 2013 by (i) each person who is known by the Company to own beneficially more than 5% of the any class of the Company's voting securities, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 59,615,298 shares outstanding as of May 31, 2013. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

	Amount and nature of beneficial ownership
Name and Address	Common Stock	Preferred Stock	Percentage

CRISTY, LLC, (1)	-0-	50,000	63.29%	(2)

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

ITEM 16. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 17. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by ZBS Group, LLP., for professional services rendered for the audit of the Company's annual financial statements for fiscal year ending May 31, 2013 was $10,000, and by Dejoya Griffith & Company, LLC for 2012 was $7,500.

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

TAX FEES

The aggregate fees billed by ECFO Corporation for professional services rendered for accounting, tax compliance, tax advice and tax planning for the fiscal year ended May 31, 2013 and 2012 were $0 and $25,600, respectively.

ALL OTHER FEES

The Company has incurred no other fees for audit, audit-related, or tax services.

PART IV

ITEM 18. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The information required in Note 15 relating to the Company's financial statements are contained in Item 8 of this Annual Report and incorporated herein by reference.

EXHIBITS

Exhibit No.	Description of Exhibit	Footnote

3.1 (a)	Articles of Incorporation.	1
(b)	Amendment to Articles of Incorporation.	2
(c)	Amendment to Articles of Incorporation.	3

3.2	Bylaws.	4

10.1	Agreement for the Exchange of Common Stock between the Company and Silk for Less, Inc., dated as of June 3, 2011.	5

10.2	Media Campaign Agreement between the Company and TVA Media Group, Inc., dated as of June 20, 2011.	6

10.3	Escrow Agreement between the Company and Armada Sports & Entertainment, Inc., dated as of June 30, 2011.	7

10.4	Asset Purchase Agreement between the Company and USPT, LLC, dated as of August 21, 2011.	8

10.6	Memorandum of Agreement between Domark International, Inc. and Xiamen Taiyang Neng Gongsi dated February 29, 2012.	9

10.7	Master Credit Agreement between Domark International, Inc. and Infinite Funding, Inc. dated March 2, 2012.	17

10.8	Asset Purchase Agreement between Domark International Inc. and R. Thomas Kidd dated March 5, 2012.	18

10.9	Employment Agreement between Domark International Inc. and R. Brentwood Strasler dated May 25, 2012.	19

10.10	Employment Agreement between Domark International Inc. and Andrew Ritchie dated June 15, 2012.	20

14	Financial Code of Ethics	21

21	Subsidiaries	22

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.*	23

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.*	24

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act.*	25

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act.*	26

99.1	Audit Committee Charter	27

99.2	Compensation Committee Charter	28

101	Interactive data files pursuant to Rule 405 of Regulation S-T.	22

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

Registrant DoMark International, Inc.

Date: September 13, 2013	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer

Date: September 13, 2013	By:	/s/ Andrew Ritchie
Andrew Ritchie
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of September.

Date: September 13, 2013	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer

Date: September 13, 2013	By:	/s/ Andrew Ritchie
Andrew Ritchie
Principal Financial Officer