Form 10-K/A
period 2013-05-31
Domark International Inc.
filed 2013-10-24
CIK 1365160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

34 King Street Suite 1102
Toronto, Ontario, Canada M5C1E9
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on October 11, 2013 was $17,403,179.

As of October 11, 2013, there were 78,029,054 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Preferred Stock, $0.001 par value per share, issued and outstanding.

STATEMENT REGARDING THIS FILING

DoMark International, Inc. (“Domark” or the “Company”) is filing this amended annual report on Form 10-K/A for the fiscal year ended May 31, 2013 in order to correct several items in the Form 10-K originally filed on September 13, 2013 (the “Original 10-K”). Our current and former auditors had not provided consent for us to file the Original 10-K. The Original Form 10-K was filed due to an administrative error.

As a result, we are filing this Form 10-K/A to correct the financial statements set forth in the Original Form 10-K. Our auditors have provided their consent to file this report. In addition, upon our review of the Original Form 10-K, we determined that various disclosure items should be updated. These updated items are set forth in this filing.

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

HISTORY AND GENERAL OVERVIEW

DOMARK INTERNATIONAL, INC. ("DoMark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. In 2008, the Company embarked on a business plan that was intended to acquire profitable businesses that would create shareholder value in diverse industries. During 2008 and 2009, the Company acquired several operating businesses. On May 21, 2009, the Company entered into an acquisition agreement for the exchange of common stock (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as Victory Lane (the "Victory Lane Business"). Shortly thereafter, a dispute arose between the Company and the principals of Victory Lane regarding the representations of the principals of Victory Lane and the Victory Lane Business and the Victory Lane Agreement. Litigation between the Company and various parties pertaining to the Victory Lane Business remains outstanding. (Refer to "Item 3, Legal Proceedings" below).

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

On July 20, 2012, the Company formed a new wholly owned subsidiary, Domark Canada Inc. in the province of Ontario for the purpose of supporting the Company’s corporate operations based in Toronto, Ontario, Canada.

In December 2012, we entered into a global sales and distribution agreement with BioHarmonics Technology to develop and sell the new patent pending IR charger for all Apple iPhone® models and Samsung SIII and S4 models. The IR charger has a high density backup battery which is designed to double the battery life of a smartphone.  The IR charger cell can be used to recharge the phone in emergency by sun or normal room lights. This product will have a range of different lines from a low cost model up to designer products. We are aiming to launch the product later this year.

On February 28, 2013, the Company entered into a Memorandum of Understanding to purchase 44% of Zaktek Ltd. (“Zaktek”). Zaktek’s main product is the phonepad+, an Apple Inc. approved tablet device that works with smartphones including the Apple iPhone® and Samsung Galaxy to improve functionality including video and gaming abilities.

On April 23, 2013, the Company received notification that Zaktek was ending discussions in regards to the definitive purchase agreement with DoMark.

In June 2013, the Company entered into an agreement to purchase 29% of Imagic for stock and cash. Imagic is a UK company that has patented, or patent pending, smartphone products. Domark is actively involved with the management and marketing direction of Imagic. Domark increased its holding in Imagic to 34% in September 2013.

EMPLOYEES

As of fiscal year end May 31, 2013, the Company conducts its business through independent contractors. As of fiscal year ending May 31, 2012, the Company had one employee.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

In August 2013, we relocated our corporate office to Toronto, Canada. As a result, the Company rented 1347 square feet of office space in Toronto. This lease is for a five year period. This office has 1347 square feet of office space. Our rent expense is approximately $1,600 per month, which increases to approximately $1,900 for the following year, and approximately $2,100 for succeeding years. We believe that this space is adequate for our current needs.

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

In December, 2009, AHIFO-21, LLC filed a lawsuit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009-V-672-JS) against Victory Lane, LLC, Patrick J. Costello and Stephen Brown (the "Victory Lane Defendants") alleging that the Victory Lane Defendants owe the plaintiff more than $7,740,000 in respect of one or more loans made by the plaintiff to certain Victory Lane Defendants in connection with the Victory Lane Business (the "AHIFO Case"). In February 2010, the Victory Lane Defendants filed a Third Party Complaint against the Company and R. Thomas Kidd, claiming that the Company and Mr. Kidd should be liable for any amounts the Victory Lane Defendants are required to pay to the plaintiff in this case. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and Mr. Kidd has asserted various counterclaims including fraud and other torts. The Company and Mr. Kidd filed a motion to dismiss the Third Party Complaint, but the entire case was subsequently stayed.

Because each of the VLFE Case and the AHIFO Case have been stayed and because discovery in those cases is not complete, the Company has determined that the probability of any loss is remote and that the amount of any damages, if any were determined adverse to the Company, would not be reasonably estimable. The Company believes that it has meritorious claims against the opposing parties with respect to the Victory Lane Agreement and that the claims asserted against it are not meritorious. The Company intends to defend itself vigorously.

On January 24, 2012, the Company was made aware by its former Chief Executive Officer that a complaint had been filed against the Company for approximately $534,000 by the United States Trustee for the Middle District of Florida to claim against funds we owed to our former Chief Executive Officer and his wife. On January 23, 2012, the Trustee's Motion for Approval and Notice of Compromise was filed to obtain the approval of the court of a settlement of the matters that were the subject of the complaint. On April 24, 2012, the Company was advised that the complaint, which was never served, was dismissed with prejudice by the US Trustee.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market and is quoted on the OTCQB quotation service operated by OTC Markets Group, Inc.

There were 54,615,298 and 29,005,298 shares of our common stock issued and outstanding, as of May 31, 2013 and May 31, 2012 respectively. There were approximately 100 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL YEAR ENDED MAY 31, 2013

	F/Y 2013		F/Y 2012
	High	Low	High	Low

First Quarter (June - August)	$0.23	$0.07	$1.70	$.10
Second Quarter (September - November)	$0.30	$0.13	$1.69	$1.30
Third Quarter (December - February)	$0.26	$0.04	$1.65	$1.40
Fourth Quarter (March - May)	$0.14	$0.04	$.14	$.63

DIVIDENDS

The Company has never paid dividends on any shares of its common stock, nor does the Company anticipate paying dividends at any time in the foreseeable future. Any profits received by the Company will be reinvested in its business.

RECENT SALES OF UNREGISTERED SECURITIES

On June 17, 2013, the Company issued 2,500,000 shares of common stock for a related party loan conversion.

On June 18, 2013, the Company issued 3,160,000 shares of common stock for consulting services.

On June 29, 2013, the Company issued 2,500,000 shares of common stock for consulting services.

On July 5, 2013, the Company issued 250,000 shares of common stock for consulting services.

On July 17, 2013, the Company issued 575,000 shares of common stock for consulting services.

On July 22, 2013, the Company issued 7,940,000 shares of common stock purchased 100% of South Hill Ltd., an English private limited company, which owned 19% of Zaktek.

On July 24, 2013, the Company issued 2,874,550 shares of common stock for a related party loan conversion.

On August 14, 2013, the Company issued 500,000 shares of common stock for patent purchased on April 16, 2013 and settled the stock payable 500,000 shares recorded as of May 31, 2013. The aggregate value of the stock at time of issuance was $40,000.

On August 26, 2013, the Company issued 2,000,000 shares of common stock for consulting services.

On August 28, 2013, the Company issued 1,114,206 shares of common stock for conversion of Asher convertible note.

The Company claims an exemption from registration for the above issuances pursuant to Section 4(a)(2) of the Securities Act due to the small number of purchasers and their sophistication in financial and business matters. The Company claims an exemption under Section 3(a)(9) of the Securities Act for issuances of common stock pursuant to each note conversion described above.

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

FISCAL YEAR ENDED MAY 31, 2013 COMPARED TO FISCAL YEAR ENDED MAY 31, 2012

The Company had $37,935 in revenues for the fiscal year ended May 31, 2013 and $19,929 for the fiscal year ended May 31, 2012. Revenues earned for the period were related to the sale of Solacases through the Company's wholly owned subsidiary, Solawerks, Inc.

General and administrative expenses for fiscal 2013 decreased to $542,133 as compared to $785,263 in fiscal 2012. The decrease is primarily related to a decrease in staff, lower salaries, and in November 2012 the Company discontinued the sale of Barefoot Science and Solawerks products. Interest expense for the twelve months ending May 31, 2013 was $44,588 as compared to $46,060 for the period ending May 31, 2012. The Company’s operations during fiscal 2013 were funded through interest free, demand notes from shareholders and Asher convertible notes payable.

The operating loss for fiscal 2013 increased to $9,480,407 as compared to $5,533,927 for fiscal 2012. The increase in the operating loss was due to the impairment of assets totalling $4,605,480 due to a cancellation of a license agreement for our old Solawerks product.

No tax benefit was recorded for fiscal 2012 or fiscal 2011 as required by ASC Standard 740-25, Accounting for Income Taxes. The Company has provided for a 100% allowance of its deferred tax assets, as it is uncertain that there will be sufficient net profits in the future to fully realize the tax benefit of its net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities and sales of our common stock. The Company will continue to require financing from loans and notes payable until such time our business has generated income sufficient to carry our operating costs.

Cash used in operating activities for the fiscal year 2013 was ($430,935) compared to $(548,885) for the fiscal year 2012. Depreciation and amortization expense for fiscal year 2013 was $3,703 as compared to $8,465 for fiscal 2012.

Cash used in investing activities was $0 for the fiscal year 2013, compared to $(43,000) for the fiscal year 2012.

Cash provided by financing activities was $378,346 for fiscal year 2013 as compared to $639,567 for fiscal 2012. Financing activities consisted of cash received from shareholders and notes payable.

OTHER CONSIDERATIONS

There are numerous factors that affect the Company’s business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for services, the level and intensity of competition in the, and our ability to continue to improve our infrastructure, including personnel and systems, to keep pace with our anticipated rapid growth in the development of our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS

DOMARK INTERNATIONAL, INC.

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (DE JOYA GRIFFITH, LLC)	11

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at May 31, 2013 and 2012	12

Consolidated Statements of Operations for the years ended May 31, 2013 and 2012 and for the period from inception (October 29, 2009)- May 31, 2013	14

Consolidated Statements of Stockholders' Deficit for the years ended May 31, 2013 and 2012 and for the period from inception (October 29, 2009) - May 31, 2013	15

Consolidated Statements of Cash Flows for the years ended May 31, 2013 and 2012 and for the period from inception (October 29, 2009) - May 31, 2013	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	17

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Companyhad minimal revenues from operations and has financial commitments in excess of current capital resources, together which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZBS Group, LLP
Plainview, NY
October 23, 2013
255 Executive Drive, Suite 400 Plainview, New York 11803
Tel: (516) 394-3344 Fax: (516) 908-7867
www.zbscpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Domark International, Inc.

We have audited the accompanying consolidated balance sheets of Domark International, Inc. (A Development Stage Company) (the “Company”) as of May 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2012. Domark International Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit, nor were we engaged to perform an audit of the financial statements of Domark International Inc. for the year ended May 31, 2010 and from October 21, 2009 (development stage re-entry date) to May 31, 2010. Accordingly, those statements are unaudited and we express no such opinion, in so far as it relates to the amounts included in the period from October 21, 2009 (development stage re-entry date) through May 31, 2010.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
September 21, 2012

DOMARK INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,	May 31,
	2013	2012
Current
Cash	$20	$52,269
Prepaid expenses	17,823	4,897

Total current assets	17,843	57,166

Other assets
Patent	40,000	-
Deferred financing costs	-	24,799
Website development costs, net	-	2,250
XSE license, net	8,182	9,635

Total Other Assets	48,182	36,684

TOTAL ASSETS	$66,025	$93,850

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	May 31,	May 31,
	2013	2012

LIABILITIES
Accounts payable & accrued liabilities	$209,179	$89,164
Accounts payable - related party	-	15,366
Notes payable	52,397	545,645
Derivative liability	237,578	-
Convertible note payable, net unamortized discount of $59,301	96,294	-
Due to affiliates and shareholders	45,288	1,000

Total current liabilities	640,736	651,175

TOTAL LIABILITIES	640,736	651,175

STOCKHOLDERS' DEFICIT
Convertible preferred stock series A, $0.001 par value,
Authorized: 2,000,000 Issued: 50,000 and 50,000 as of
May 31, 2013 and May 31, 2012, respectively	50	50
Convertible preferred stock series B, $0.001 par value,
Authorized: 10,000,000	-	-
Common Stock, $0.001 par value, Authorized: 200,000,000
Issued: 54,615,298 and 29,005,298 as of May 31, 2013
and May 31, 2012, respectively	54,615	29,005
Common stock payable	858,000	738,000
Additional paid-in capital	40,816,440	31,499,029
Accumulated deficit	(15,452,986)	(5,972,579)
Deficit accumulated during development stage	(26,850,830)	(26,850,830)

TOTAL STOCKHOLDERS' DEFICIT	(574,711)	(557,325)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$66,025	$93,850

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended		For the cumulative period during the Development Stage from October 21, 2009 to
	May 31, 2013	May 31, 2012	May 31, 2013

Sales	$37,935	$19,929	$57,864
Cost of sales	31,775	48,509	80,284

GROSS PROFIT	6,160	(28,580)	(22,420)

General and administrative expenses	542,133	785,263	1,672,882
Consulting expense - stock-based compensation	1,205,448	3,886,310	5,091,758
Wages & salaries - stock-based compensation	1,037,758	738,000	1,775,758
Amortization of license fee	1,394,520	-	1,394,520
Depreciation expense	3,703	8,101	14,541
Bad debt expenses	1,456	-	101,456
Loss on derivative valuation	237,578	-	237,578
Impairment of assets	4,605,480	-	4,615,480
Impairment of goodwill	-	-	10,000
Loss on settlement of debt	413,903	(4,000)	409,903
Research and development	-	45,609	45,609
Total operating expenses	9,441,979	5,459,283	15,369,485

Net loss from operations	(9,435,819)	(5,487,863)	(15,391,905)

Other income	-	-	29,567
Interest expense	(44,588)	(46,060)	(90,648)

NET LOSS	$(9,480,407)	$(5,533,923)	$(15,452,986)

Net Loss per share, basic and diluted	$(0.30)	$(0.20)

Weighted average common shares outstanding	32,050,187	27,483,383

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JUNE 1, 2010 TO MAY 31, 2013

	Preferred Stock		Preferred Stock				Additional	Common	Accumulated During the
	Series A		Series B		Common Stock		Paid-in	Stock	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Deficit

Balance, May 31, 2010	100,000	$100	-	$-	36,460,835	$36,461	$26,448,170	$-	$(27,164,006)	$(679,275)

Net loss	-	-	-	-	-	-	-	-	(125,480)	(125,480)

Balance, May 31, 2011	100,000	$100	-	$-	36,460,835	$36,461	$26,448,170	$-	$(27,289,486)	$(804,755)

Common stock issued for prepaid expenses	-	-	-	-	705,963	706	374,294	-	-	375,000

Common stock issued for compensation	-	-	-	-	1,610,000	1,610	3,702,690	-	-	3,704,300

Common stock returned to treasury for sales of assets	-	-	-	-	(9,771,500)	(9,772)	764,380	-	-	754,609

Preferred stock returned to treasury for sales of assets	(50,000)	(50)	-	-	-	-	-	-	-	(50)

Common stock payable	-	-	-	-	-	-	-	738,000	-	738,000
			-	-	-	-	-	-	-
Unissued vested employee stock-based compensation	-	-	-	-	-	-	209,495	-	-	209,495

Net loss	-	-	-	-	-	-	-	-	(5,533,923)	(5,533,923)

Balance, May 31, 2012	50,000	$50	-	$-	29,005,298	$29,005	$31,499,029	$738,000	$(32,823,409)	$(557,325)

Preferred stock issued for distribution agreement	-	-	2,500,000	6,000,000	-	-	-	-	-	6,000,000

Preferred stock converted into shares of common stock	-	-	(2,500,000)	(6,000,000)	5,000,000	5,000	5,995,000	-	-	-

Common stock issued for stock payable	-	-	-	-	100,000	100	21,900	(22,000)	-	-

Common stock issued for compensation	-	-	-	-	8,110,000	8,110	1,094,998	-	-	1,103,108

Common stock issued to settle loan payable	-	-	-	-	7,400,000	7,400	578,700	-	-	586,100

Common stock issued for salaries and wages	-	-	-	-	5,000,000	5,000	400,000	-	-	405,000

Stock payable for stock-based compensation	-	-	-	-	-	-	-	102,000	-	102,000

Warrants granted to officers	-	-	-	-	-	-	633,098	-	-	633,098

Settlement of related party debt	-	-	-	-	-	-	575,715	-	-	575,715

Convertible note payable - beneficial conversion feature	-	-	-	-	-	-	18,000	-	-	18,000

Stock payable for patent acquisition	-	-	-	-	-	-	-	40,000	-	40,000

Net loss	-	-	-	-	-	-	-	-	(9,480,407)	(9,480,407)

Balance, May 31, 2013	50,000	$50	-	$-	54,615,298	$54,615	$40,816,440	$858,000	$(42,303,816)	$(574,711)

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended		For the cumulative period during the Development Stage from October 21, 2009 to
	May 31, 2013	May 31, 2012	May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,480,407)	$(5,533,923)	$(15,452,986)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,703	8,464	14,541
Amortization of deferred finance cost	24,799	35,201	60,000
Common stock issued as compensation	2,243,206	4,624,223	6,867,516
Non cash interest	-	5,645	5,645
Loss on derivative valuation	237,578	-	237,578
Amortization of prepaid license fees	1,394,520	-	1,394,520
Impairment of assets	4,605,480	-	4,615,480
Loss on settlement of debt	413,903	(4,000)	409,903
Changes in Operating assets and liabilities:			-
Inventory - tv production	-	(16,926)	(16,926)
Prepaid expenses	(12,926)	-	(12,926)
Accounts payable	139,549	317,065	378,484
Accounts payable - related party	-	15,366	15,366

Net cash used in operating activities	(430,595)	(548,885)	(1,483,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for licensing	-	(35,000)	(35,000)
Cash paid for furniture & equipment	-	(4,000)	(4,000)
Cash paid for web development	-	(4,000)	(7,500)

Net cash flows used in investing activities	-	(43,000)	(46,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	110,000	-	110,000
Advances from related parties	193,288	234,567	1,087,688
Payments made on notes payable - related parties	(1,000)	-	(126,478)
Proceeds received from notes payable	76,058	405,000	556,058
Payments made on notes payable	-	-	(100,470)

Net cash provided by financing activities	378,346	639,567	1,526,798

Net increase (decrease) in cash and cash equivalents	(52,249)	47,682	(3,507)
CASH BALANCE BEGINNING OF PERIOD	52,269	4,587	3,527

CASH BALANCE END OF PERIOD	$20	$52,269	$20

Cash paid for interest	$--	$--	$--
Cash paid for taxes	$--	$--	$--

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Prepaid license fee	$6,000,000	$--	$6,000,000
Shares issued for note payable settlement	$148,000	$--	$148,000
Shares issued for patent acquisition	$40,000	$397,675	$40,000
Inventory	$-	$(16,926)	$-
Fixed assets, net of depreciation	$-	$(3,868)	$-
Website costs, net of amortization	$-	$(1,167)	$-
License, net of amortization	$-	$(24,432)	$-
Accounts payable	$-	$19,257	$-
Payroll & related liabilities	$-	$249,631	$-
Due to affiliate and shareholder	$-	$929,738	$-
Return of preferred shares, par value	$-	$50	$-
Return of common stock, par value	$-	$9,772	$-
Additional capital contributed in excess of net assets sold	$-	$(764,380)	$-

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2013 AND 2012

NOTE 1 – DESCRIPTION OF BUSINESS

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

On March 5, 2012, the Company entered into an Asset Purchase Agreement with its then controlling shareholder, R. Thomas Kidd, for the sale of the Company’s subsidiary Armada Armada/The Golf Championships and certain assets related thereto. The Company relied upon ASC 860-20-25, and ASC 860-20-40 to record the sale. Fair value of the transaction is measured at fair value of the assets less any liabilities sold.

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

On June 20, 2012, the Company formed a new wholly-owned subsidiary, MuscleFoot Inc. in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system, Barefoot Science. This entity is currently in default with the Nevada Secretary of State.

On July 20, 2012, the Company formed a new wholly-owned subsidiary, Domark Canada Inc. in the province of Ontario for the purpose of supporting the Company’s corporate operations based in Toronto, Ontario, Canada.

The Company then endorsed world champion triple jumper Will Claye, and US Olympian Nick Simmons prior to the London 2012 Olympic Games. This was part of a strategy to obtain global exposure and align brands with world class sports professionals. We then sponsored several UFC championship contenders.

On February 28, 2013, the Company entered into a Memorandum of Understanding to purchase 44% of Zaktek Ltd. (“Zaktek”).  Zaktek’s main product is the phonepad+, an Apple Inc. approved tablet device that works with smartphones, including the Apple iPhone® and Samsung Galaxy products to improve functionality including video and gaming abilities. On April 23, 2013, the Company received notification that Zaktek was ending discussions in regards to the definitive purchase agreement with DoMark. On June 11, 2013, the Company then purchased 100% of South Hill Ltd., an English private limited company, which owned 19% of Zaktek.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations of $9,480,407 and $5,533,923 for the years ended May 31, 2013 and 2012, respectively. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. In this regard, management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 – BASIS OF PRESENTATION

The audited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in ASC Standard 915-10-05 and has recognized minimal revenue and devotes substantially all of its efforts on consumer electronic businesses. Its planned principal operations in developing its sports business have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying consolidated financial statements include the active entity of DoMark International, Inc. and its wholly owned subsidiaries, Domark Canada, Inc., Solawerks, Inc., and Musclefoot, Inc. All intercompany accounts have been eliminated.

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

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

INVESTMENT

The Company has invested in an insole company, where it is involved in the marketing and management. This investment is stated at cost value for shares of common stock issued for the venture.  As of May 31, 2013, the Company’s management has determined that the investment is not worth anymore than the par value of the stock issued, the Company has decided to write off the investment as of May 31, 2013. An impairment of $4,605,480 has been recorded as of May 31, 2013.

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

OTHER INTANGIBLE ASSETS

Other intangible assets, a license agreement and a patent, are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the assets, generally 12 to 24 months.

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

COST OF SALES

Amounts recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our products. Such costs are recorded as incurred. Our cost of sales consists primarily of the cost of product; payment processing fees; and the cost of product samples.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

On February 29, 2012, the Company executed a Memorandum of Agreement with Xiamen Tiauyang Neng Gongsi and Michael Franklin related to the acquisition of certain exclusive worldwide licensing and joint patent rights. Xiamen has granted an exclusive worldwide license and joint patent rights to the Company for a solar charging case for the iPad®, including the iPad® 3. The Company will amortize the license fee of $10,000 over a period ending December 31, 2018. As of May 31, 2013 and 2012, the Company had recognized a total amortization of 1,831 and $378, respectively since inception.

On May 25, 2012, the Company entered into an employment agreement with its newly appointed President, R. Brentwood Strasler, for a period of three years. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler.  The warrants awarded have been valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The grant date fair value of the 100,000 warrants was estimated using the Black-Scholes option pricing model to be $261,810. The assumptions used were: expected dividend yield of 0.0%; expected volatility of 377%; risk free interest rate of .34%; and expected term of 3 years. On October 31, 2012, Mr. Strasler resigned as President, Secretary, Chairman and Director of Domark International but remains with the Company as a consultant and non-executive Chairman to Domark International. The Company expensed $261,810 during the year ended May 31, 2013, with $0 remaining to be expensed. In May 2013, the Company issued 2,000,000 shares of common stock to Mr. Strasler in lieu of the annual salary, which was fair valued at $150,000.

On June 12, 2012, the Company entered into an employment agreement with an effective date of June 12, 2012 with its newly appointed Chief Executive Officer, Andrew Ritchie, for a period of no less than three years. Mr. Ritchie is entitled to an annual salary of $240,000 and 150,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Ritchie will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Ritchie. The warrants awarded have been valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The grant date fair value of the 150,000 warrants was estimated using the Black-Scholes option pricing model to be $196,305. The assumptions used were: expected dividend yield of 0.0%; expected volatility of 379%; risk free interest rate of .37%; and expected term of 3 years. The Company expensed $188,238 during the year ended May 31, 2013, with $8,067 remaining to be expensed. During the year ended May 31, 2013, the Company paid a total of $89,212 to Mr. Ritchie and issued 2,000,000 shares of common stock to Mr. Ritchie in lieu of rest of the salary, which were fair valued at $150,000.

On June 26, 2012, the Company entered into an employment agreement with an effective date of June 26, 2012 with its newly appointed Vice-President of Corporate Development, Patrick Johnson, for a period of no less than three years. Mr. Johnson is entitled to an annual salary of $84,000 and 100,000 stock purchase warrants exercisable to purchase common shares of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Johnson will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Johnson. The warrants awarded have been valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The grant date fair value of the 100,000 warrants was estimated using the Black-Scholes option pricing model to be $116,880. The assumptions used were: expected dividend yield of 0.0%; expected volatility of 379%; risk free interest rate of .42%; and expected term of 3 years. On January 8, 2013, Mr Johnson resigned as Vice-President of Corporate Development for the Company. The Company expensed $116,880 during the year ended May 31, 2013, with $0 remaining to be expensed.

On January 1, 2013 the Company entered into an employment agreement with an effective date of January 1, 2013 with its newly appointed Cheif Financial Officer, James Kerr, for a period of no less than one year. Mr. Kerr is entitled to an annual salary of $80,000 plus compensation for additional work as needed and 500,000 stock purchases warrants exercisable to purchase common shares of the Company at $.01 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, the warrants awarded have been valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The grant date fair value of the 500,000 warrants was estimated using the Black-Scholes option pricing model to be $66,050. The assumptions used were: expected dividend yield of 0.0%; expected volatility of 192%; risk free interest rate of .37%; and expected term of 3 years. The Company expensed $66,050 during the year ended May 31, 2013, with $0 remaining to be expensed. During the year ended May 31, 2013, the Company issued 1,000,000 shares of common stock to Mr. Kerr as of the unpaid salary, which were fair valued at $105,000.

During the year ended May 31, 2013, the Company expensed a total of $633,098 for warrants granted to officers, and issued total 5,000,000 shares of common stock valued at $405,000 to the officers.

The Company is indebted to Michael Franklin, President of our wholly owned subsidiary Solawerks, Inc., in the amount of $1,000 for monies advanced to the Company. This loan is non-interest bearing and payable upon demand.

During the year ended May 31, 2013, the Company has received advances totaling $193,288 from shareholder of the Company. As of May 31, 2013, the Company issued a total of 7,400,000 shares of Company’s common stock valued at $586,100 to settle advances of $148,000, a loss of settlement of $438,100 has been recorded. As of May 31, 2013, the Company has a balance of $45,288 advances from related party. The advances are unsecured, bear no interest, and are due on demand.

NOTE 6 – COMMITMENTS

On May 25, 2012, the Company entered into an employment agreement with its newly appointed President, R. Brentwood Strasler, for a period of three years. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler will be enrolled in a long term Executive Option Plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler.  The warrants awarded will be valued in accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date. The Company estimates fair value of the award using the Black-Scholes option pricing model. Since the effective date of the grant was June 1, 2012, the Company did not realize or record an estimated fair value of the warrants and therefore there is no impact to the financial statements for the fiscal period ending May 31, 2013.

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

NOTE 7 – LIABILITIES & NOTES PAYABLE

On February 29, 2012, the Company entered into a Promissory Note with R. Thomas Kidd, our then Chief Executive Officer of the Company, and Infinite Funding, Inc. ("IFI").  This Note replaced four promissory notes issued by IFI to the Company as more fully described below.

Effective March 3, 2011, we obtained an unsecured loan in the amount of $75,000 from Infinite Funding, Inc. ("IFI") as evidenced by a Promissory Note from the Company to Infinite Funding, Inc. dated March 3, 2011 (the "IFI Note"). The Note was amended three times to extend the due date and was first amended on June 9, 2011, a second time on September 28, 2011, and a third time on December 9, 2011.  Pursuant to the amendments, the Company agreed to pay extension fees of $30,000, thereby increasing the principle balance of this Note to $105,000.

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

As a result of consolidating the aforementioned debt, the Company is now obligated under a single Promissory Note dated February 29, 2012 in the aggregate principle amount of $350,000 along with $8,334 in accrued interest. The Note is due on October 15, 2012 and accrues interest at 3% per annum.  In addition, R Thomas Kidd executed a Personal Guarantee of the Note, whereby Kidd guarantees the payment of $100,000 of the principle balance in an Event of Default pursuant to Article III of the Note.

On March 2, 2012, the Company entered into a Master Credit Agreement with Infinite Funding, Inc. ("IFI") which provides for a non-revolving line of credit. The Company may request advances under the lending facility by issuing borrowing certificates to the Lender. Each borrowing certificate, together with simple interest accrued at 8% per year, becomes payable one year after the date of the advance received. Infinite Funding has amended the Master Credit Agreement, increasing the amount of the Lending Facility from $150,000 to $200,000. As of February 28, 2013, the Company received $190,000 in advances and the Company has accrued $1,375 in interest. On March 5, 2013, the Company received confirmation that Infinite Funding Inc. forgave all debt held with Domark in the amount of $575,715, which consists of a payable balance of $15,775, advances balance of $355,645 and $190,000 plus accrued interest of $14,295. The Company has treated the gain on debt forgiveness of $575,715 as a capital contribution which increased additional paid-in capital.

ASHER CONVERTIBLE DEBENTURE - $53,000

On January 30, 2013, Asher Enterprises, Inc. (“Asher”) loaned the Company the aggregate principal amount of $53,000, less $3,000 for legal related costs, together with interest at the rate of eight percent (8%) per annum, until the maturity date of November 1, 2013. The original issue discount note, as described in ASC 480-55, contains a prepayment penalty.

If the note is not paid in full with interest on the maturity date, Asher has the right to convert this Note into restricted shares of common stock of the Company. Asher at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 55% multiplied by the average of the two lowest closing prices during the fifteen (15) trading days prior to conversion notice.

The conversion feature within this note has been determined to be an embedded derivative liability requiring bifurcation and was valued using Black-Scholes at $67,256. The Company also recognized a loss on derivative valuation of $143,689 for the year ended May 31, 2013.

ASHER CONVERTIBLE DEBENTURE - $32,500

On April 15, 2013, Asher loaned the Company the aggregate principal amount of $32,500, less $3,000 for legal related costs, together with interest at the rate of eight percent (8%) per annum, until the maturity date of January 17, 2014. The original issue discount note, as described in ASC 480-55, contains a prepayment penalty.

If the note is not paid in full with interest on the maturity date, Asher has the right to convert this Note into restricted shares of common stock of the Company. Asher at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 55% multiplied by the average of the two lowest closing prices during the fifteen (15) trading days prior to conversion notice.

The conversion feature within this note has been determined to be an embedded derivative liability requiring bifurcation and was valued using the Black-Scholes model at $67,256. The Company also recognized a loss on derivative valuation of $93,889 for the year ended May 31, 2013.

NOTE 8 – DEBT FORGIVENESS

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

NOTE 9 – INCOME TAXES

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $4,801,271 from inception through May 31, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2013 are as follows:

	May 31,
	2013	2012
Deferred tax assets	4,801,271	6,369,716
Valuation allowance	(4,801,271)	(6,369,716)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of May 31, 2013 and 2012 was $4,801,271 and $6,369,716, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at May 31, 2013 and 2012:

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	0.0%

NOTE 10 – STOCKHOLDERS’ DEFICIT

On June 20, 2011, the Company issued 550,660 shares of restricted common stock pursuant to the terms of the agreement entered into with TVA Media Group. The shares were valued at $0.23 per share for a value of $125,000. On June 20, 2011, the Company recorded $125,000 in prepaid expense related to the shares issued TVA Media Group.

On September 1, 2011, the Company issued 79,545 shares of restricted common stock pursuant to the terms of the agreement entered into with TVA Media Group. The shares were valued at $1.57 per share for a value of $125,000. On September 1, 2011, the Company recorded $125,000 in prepaid expense related to the shares issued to TVA Media Group.

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

On March 1, 2012, the Company issued 100,000 of common stock for compensation.

On March 5, 2012, 9,771,500 shares of the Company's common stock were returned to treasury as consideration for the purchase of the assets of The Golf Championships. The transaction was valued at book value and the result was additional capital contributed in excess of net assets sold in the amount of $754,609.

On March 5, 2012, 50,000 shares of the Company's Preferred Stock Series A were returned to treasury as consideration for the purchase of the assets of The Golf Championships.

On April 1, 2012, the Company entered into consulting agreements with seven consultants. In consideration for services, the Company issued 160,000 shares of unrestricted common stock pursuant to the S-8 registration statement filed with the SEC on May 1, 2012. The aggregate value of the stock issued was $244,800 or $1.53 per share.

On May 9, 2012, the Company entered into a consulting agreement. In consideration for services, the Company issued 100,000 shares of unrestricted common stock pursuant to the S-8 registration statement filed with the SEC on May 1, 2012. The aggregate value of the stock issued was $275,000 or $2.75 per share.

On May 24, 2012, the Company entered into a consulting agreement. In consideration for services, the Company issued 150,000 shares of unrestricted common stock pursuant to the S-8 registration statement filed with the SEC on May 1, 2012. The aggregate value of the stock issued was $424,500 or $2.83 per share.

On May 30, 2012, the Company entered into a consulting agreement. In consideration for services, the Company issued 800,000 shares of unrestricted common stock pursuant to the S-8 registration statement filed with the SEC on May 1, 2012. The aggregate value of the stock issued was $2,320,000 or $2.90 per share.

As of May 31, 2012 and 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

On June 15, 2012, the Company issued 2,500,000 shares of Preferred Stock Series B for a distribution right to market an insole product from Barefoot Science, at no par value. These shares were convertible into common  shares at a ratio of 2 shares of common stock for 1 Preferred B. The aggregate value of the shares at time issuance was $6,000,000. On January 10, 2013, the 2,500,000 shares of Preferred Stock Series B were converted into 5,000,000 shares of the Company’s common stock, for a 15% interest in Barefoot Science. As a result of this conversion, no shares of Preferred Stock Series B remained outstanding after this transaction.

On June 15, 2012, the Company issued 100,000 shares of common stock for settling the stock payable recorded as of May 31, 2012. The aggregate value of the stock issued was $22,000 or $0.22 per share.

On June 15, 2012, the Company entered into a consulting agreement. In consideration for services, the Company issued 10,000 shares of unrestricted common stock. The aggregate value of the stock issued was $15,300 or $1.53 per share.

On July 12, 2012, the Company entered into a consulting agreement. In consideration for services, the Company issued 425,000 shares of unrestricted common stock. The aggregate value of the stock issued was $382,500 or $0.90 per share.

On December 11, 2012, the Company entered into a consulting agreement. In consideration for services, the Company issued 775,000 shares of unrestricted common stock. The aggregate value of the stock issued was $147,250 or $0.19 per share.

On April 23, 2013, the Company issued 2,000,000 shares of common stock to settle a dispute with a prior executive. The aggregate value of the stock was $190,000, or $.095 per share.

On May13, 2013, the Company issued 4,900,000 shares of common stock as compensation for its consultants. The aggregate value of the stock at time of issuance was $367,000, or $.075 per share.

During the year ended May 31, 2013, the Company issued total of 7,400,000 shares of common stock for a related party loan conversion. The shares were valued at $586,100 to settle the related party loan of $148,000, a loss of settlement of $438,100 has been recorded.

During the year ended May 31, 2013, the Company issued total of 5,000,000 shares of common stock to its executives as stock-based compensation. The shares were valued at $405,000.

On April 19, 2013, the Company entered into a patent acquisition agreement. In consideration for services, the Company shall issued 500,000 shares of restricted stock. The aggregate value of the stock issued was $40,000, or $0.08 per share. As of May 31, 2013, the 500,000 shares of restricted stock has not yet been issued and recorded as stock payable.

As of May 31, 2013 and 2012, the Company has issued and outstanding shares of common stock of 54,615,298 and 29,005,298, respectively; and common stock payable of 858,000 and 738,000, respectively.

NOTE 11 – WARRANTS AND OPTIONS

As of May 31, 2013, the Company issued a total of 850,000 warrants to the officers of the Company, the warrants vest on a quarterly basis over twelve months from the date of the issuance. See Note 5.

The following is a summary of the status of all of the Company's stock warrants as of May 31, 2013:

	Number of Warrants	Weighted-Average Exercise Price

Outstanding at June 1, 2012	--	--
Granted	350,000	$1.00
Granted	500,000	$0.01
Exercised	--	$0.00
Cancelled	--	$0.00

Outstanding at May 31, 2013	850,000	$0.42

Warrants exercisable at May 31, 2013	850,000	$0.42

Warrants exercisable at May 31, 2012	--	$0.00

The following table summarizes information about stock warrants outstanding and exercisable at May 31, 2013:

STOCK WARRANTS OUTSTANDING AND EXERCISABLE

Exercise Price	Number of Warrants Outstanding	Remaining Contractual Life in Years	Weighted-Average Weighted-Average Exercise Price

$1.00	350,000	2.25	$1.00
$0.01	500,000	2.83	$0.01

NOTE 12 – INTANGIBLE ASSETS

As of May 31, 2013, the Company had impairment of assets totalling $4,605,480. This impairment was due to a cancellation of a license agreement for our old Solawerks product. The Company cancelled its global license agreement with Xiamen Tiauyang Neng Gongsi.

On April 16, 2013, the Company has since entered into a patent purchase agreement with BioHarmonics Technology for a more technically advanced product. Bioharmonics has granted the Company all rights, title, and interest in and to the inventions and claimed in all of Bioharmonics’s current applied and registered patents. In consideration of the purchase, the Company shall issue 500,000 shares of common stock. The 500,000 shares of common stock has not yet been issued as of May 31, 2013 and recorded as stock payable. The shares were valued at $40,000 on date of the agreement.

NOTE 13 – SUBSEQUENT EVENTS

In June 2013, the Company entered into an agreement to purchase 29% of Imagic for stock and cash. Imagic is a UK company that has patented, or patent pending, smartphone products. Domark is actively involved with the management and marketing direction of Imagic. Domark has increased its holding in Imagic to 34% in September 2013. In consideration, the Company shall issue 7,500,000 shares for this investment.

On June 17, 2013, the Company issued 2,500,000 shares of common stock for a related party loan conversion.

On June 18, 2013, the Company issued 3,160,000 shares of common stock for consulting services.

On June 29, 2013, the Company issued 2,500,000 shares of common stock for consulting services.

On July 5, 2013, the Company issued 250,000 shares of common stock for consulting services.

On July 17, 2013, the Company issued 575,000 shares of common stock for consulting services.

On July 22, 2013, the Company issued 7,940,000 shares of common stock purchased 100% of South Hill Ltd., an English private limited company, which owned 19% of Zaktek.

On July 24, 2013, the Company issued 2,874,550 shares of common stock for a related party loan conversion.

On August 1, 2013 the Company entered into an office lease in Toronto, Ontario, Canada for a five year period. The future lease commitments on this lease for the years ended May 31, are as follows:

2014	$19,082
2015	$22,899
2016	$25,143
2017	$25,593
2018	$25,593
$118,310

On August 14, 2013, the Company issued 500,000 shares of common stock for patent purchased on April 16, 2013 and settled the stock payable 500,000 shares recorded as of May 31, 2013. The aggregate value of the stock at time of issuance was $40,000.

On August 26, 2013, the Company issued 2,000,000 shares of common stock for consulting services.

On August 28, 2013, the Company issued 1,114,206 shares of common stock for conversion of Asher convertible note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, May 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of May 31, 2013.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2013.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Andrew Ritchie is the Company’s CEO and a director. Mr. Ritchie has over ten years of experience leading and directing companies.  His experience includes working for three as the CEO of Easymed Services Inc. where he led the restructuring of the global medical information Technology Company and positioned the company as a global leader in the TeleMedicine sector, Working for two years  as  the Operations Director at Evening Standard Ltd. (UK), Working for two years as the publisher of The Winnipeg Free Press, at which he reported to the Chairman of the Board and was responsible for 1000 staff, revenue of $120 million, and the leadership of all aspects of the Winnipeg Free Press operations. Working for three years as Vice President of Operations at The Globe and Mail (Canada), Canada's largest selling national newspaper with revenues of approximately $300 million. Mr. Ritchie reported directly to the Publisher/CEO and was responsible for the daily operation of all aspects of the newspaper. Mr. Ritchie is 45 years old.

R. Brentwood Strasler is the Company’s president and a director. Mr. Strasler has more than twenty years of experience in both private industry and the public capital markets and has a broad range of skills and expertise in corporate governance, corporate finance, and other matters faced by emerging companies. Mr. Strasler holds an Economics Degree from the University of Western Ontario and an MBA in International Finance from the University of Notre Dame. Mr. Strasler has been with Domark since May 25, 2012. Mr. Strasler is 45 years old.

None of our officers or directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities law within the past ten (10) years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act and rules and regulations of the SEC thereunder require our directors, officers and persons who beneficially own more than 10% of our common stock, as well as certain affiliates of such persons, to file initial reports of their ownership of our common stock and subsequent reports of changes in such ownership with the SEC. Our directors and officers and persons owning more than 10% of our common stock are required by SEC rules and regulations to furnish us with copies of all Section 16(a) reports they file. The Company has determined that the following Section 16(a) filings were not made with the SEC:

* R. Brentwood Strasler, our President, did not file a Form 3 within the prescribed time period after his appointment as President. Mr. Strasler was unaware of this requirement. Mr. Strasler has subsequently filed a Form 3 to comply with the SEC.

* Andrew Ritchie, our CEO, did not file a Form 3 within the prescribed time period after his appointment as CEO.

CORPORATE GOVERNANCE

The Company has adopted a code of ethics.

The directors of the Company are not independent from the Company. Further, an audit committee composed of the requisite number of independent directors along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions considered or consummated by the Company, management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically re-evaluate this situation.

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

COMMITTEES

The Company does not have an audit committee or any standing committees due to the Company’s small size.

The Company's audit committee has determined that its members are not "audit committee financial experts" within the meaning of federal securities regulations.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus	Stock Awards($)	Warrant Awards	All Other Compensation($)	Total($)

R. Thomas Kidd, Chairman and CEO(1)	2012	240,000	--	--	--	--	240,000

William Seery, Chief Financial Officer(2)	2012	--	--	140,000	--	--	140,000

Michael Franklin, Chairman, CEO, CFO(3)	2012	5,000	--	--	--	--	5,000

Andrew Ritchie(5)	2013	239,212	--	--	188,238	--	427,450

R. Brentwood Strasler(4)	2012	--	--	--	--	--	--

R. Brentwood Strasler(4)	2013	150,000	--	--	261,810	--	411,810

(1)	R. Thomas Kidd was Chairman of the Board and CEO of the Company until March 5, 2012.

(2)	Mr. Seery was Chief Financial Officer until March 5, 2012.

(3)
Mr. Franklin was Chairman of the Board , Chief Executive Officer, and Chief Financial Officer of the Company from March 5, 2012 until May 25, 2012. Mr. Franklin no longer serves as an officer or director.

(4)	Mr. Strasler was appointed President, Director, and Corporate Secretary of the Company on May 25, 2012.

(5)	Mr. Ritchie was appointed Chief Executive Officer and Director of the Company on June 15, 2012.

For the period from June 1, 2011 to March 5, 2012, the Company accrued $50,000 as compensation to R. Thomas Kidd for his role as an officer and director. The accrued liability was extinguished as a result of the Asset Purchase Agreement entered into on March 5, 2012.

For the period from March 5, 2012 to May 25, 2012, Michael Franklin received $5,000 as compensation for his role as an officer and director. Mr. Franklin did not have a written employment agreement with the Company.

On May 25, 2012, the Company entered into an employment agreement with its newly appointed President, R. Brentwood Strasler, for a period of three years. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler will be enrolled in a long term executive option plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler. As of May 31, 2012, the Company did not accrue any salaries under the employment agreement.

During 2013, the Company did not pay our officers their full salaries due to the Company’s financial situation. As a result, Mr. Ritchie and Mr. Strasler converted part of the accrued salaries into common stock pursuant to the Company’s 2012 Stock Plan for Directors, Officers, and Consultants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	0	0	0
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	100,000	$1	0
Total	100,000	$1	0

(1)
On January 25, 2013, the Company approved registering an additional 9,900,000 shares of the Company’s common stock to its 2012 Stock Plan for Directors, Officers and Consultants (“2012 Stock Plan”). The 2012 Stock Plan originally authorized the issuance of 500,000 shares of the Company’s common stock for directors, officers, and employees (including consultants meeting the definition of “employee” under Rule 405 promulgated under the Securities Act). Pursuant to the 2012 Stock Plan, the Company registered 9,900,000 shares of its stock with the SEC on Form S-8 on May 13, 2013.

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of May 31, 2013 by (i) each person who is known by the Company to own beneficially more than 5% of the any class of the Company’s voting securities, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 54,615,298 shares outstanding as of May 31, 2013. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

Name and Address	Common Stock	Series A Preferred	Ownership Percentage
Christy Management Limited (1)	-	50,000	47.79% (2)
Asher Enterprises, Inc. (3)	4,027,498	-	3.85%

(1) The address for Cristy Management Limited is Akara Bldg, 24 De Castro Street, Wickhams Cay 1, Tortola, British Virgin Islands.
(2) Percentage beneficial ownership as if preferred stock has been converted into shares of common stock at a ratio of 1,000 shares of common stock for every 1 share of preferred stock.
(3) The address for Asher Enterprises, Inc. is 1 Linden Place, Great Neck, NY 1102.

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

On May 25, 2012, Michael Franklin sold 50,000 preferred shares of the Company’s Series A Preferred Stock, in a private transaction, to Cristy Management Limited. As a result, Cristy Management Limited has become the controlling shareholder of Domark by virtue of his ownership of 50,000 shares of Series A Preferred Stock with voting rights equivalent to 50,000,000 shares of our Common Stock.

There are currently no arrangements with any party which may subsequently result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 29, 2012, the Company entered into a Memorandum of Agreement with Xiamen Taiyang Neng Gongsi and Michael Franklin.

On March 5, 2012, the Company's prior Chief Executive Officer returned to treasury 9,771,500 shares of common stock and 50,000 shares of Series A Preferred Stock in connection with an Asset Purchase Agreement dated March 5, 2012.

On March 5, 2012, Michael Franklin purchased 50,000 shares of the Company's Series A Preferred Stock from R Thomas Kidd. Our Series A Preferred Stock is convertible into Common Stock at the rate of 1,000 shares of Common for each share of Preferred. In addition, our Series A Preferred Stock has voting rights equivalent to 1,000 votes per share. Upon the conclusion of the Armada transaction, Franklin became the controlling shareholder of Domark by virtue of his ownership of 50,000 shares of Preferred Stock with voting rights equivalent to 50,000,000 shares of our Common Stock.

From time to time, the Company's officers have provided loans to the Company. At May 31, 2012, the Company is indebted to Michael Franklin, President of the Company's wholly owned subsidiary Solawerks, Inc., in the amount of $1,000, which amount does not bear interest but is due on demand. This amount reflects advances made to the Company by Mr. Franklin.

Neither of the Company’s directors are considered independent. For purposes of determining independence, we used the standards set forth by the NASDAQ Stock Exchange, which are not applicable to us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by ZBS Group, LLP, for professional services rendered for the audit of the Company's annual financial statements for fiscal year ending May 31, 2013 was $12,500. The Company paid its former auditors, DeJoya Griffith & Company, LLC, $7,500 for audit and review services during fiscal year 2012.

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

TAX FEES

None.

ALL OTHER FEES

The Company has not paid its auditors any other fees for audit, audit-related, or tax services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The information required in Item 15 relating to the Company's financial statements are contained in Item 8 of this Annual Report and incorporated herein by reference.

EXHIBITS

Exhibit No.	Description of Exhibit	Footnote

3.1 (a)	Articles of Incorporation.	1
(b)	Amendment to Articles of Incorporation.	2
(c)	Amendment to Articles of Incorporation.	3

3.2	Bylaws.	4

10.1	Agreement for the Exchange of Common Stock between the Company and Silk for Less, Inc., dated as of June 3, 2011.	5

10.2	Media Campaign Agreement between the Company and TVA Media Group, Inc., dated as of June 20, 2011.	6

10.3	Escrow Agreement between the Company and Armada Sports & Entertainment, Inc., dated as of June 30, 2011.	7

10.4	Asset Purchase Agreement between the Company and USPT, LLC, dated as of August 21, 2011.	8

10.6	Memorandum of Agreement between Domark International, Inc. and Xiamen Taiyang Neng Gongsi dated February 29, 2012.	9

10.7	Master Credit Agreement between Domark International, Inc. and Infinite Funding, Inc. dated March 2, 2012.	17

10.8	Asset Purchase Agreement between Domark International Inc. and R. Thomas Kidd dated March 5, 2012	18

10.9	Employment Agreement between Domark International Inc. and R. Brentwood Strasler dated May 25, 2012.	19

10.10	Employment Agreement between Domark International Inc. and Andrew Ritchie dated June 15, 2012.	20

14	Financial Code of Ethics	21

21	Subsidiaries	22

23.1	Consent of ZBS Group, LLC	23

23.2	Consent of De Joya Griffith, LLC	23

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.*	23

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.*	24

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act.*	25

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act.*	26

99.1	Audit Committee Charter	27

99.2	Compensation Committee Charter	28

101	Interactive data files pursuant to Rule 405 of Regulation S-T.	29

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

DoMark International, Inc.

Date: October 23, 2013	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer and Principal
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of October.

/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer and Director

/s/ R. Brentwood Strasler
R. Brentwood Strasler
Non Exec Chairman