Form 10-Q
period 2013-08-31
Domark International Inc.
filed 2013-10-28
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

As of August 31, 2013, there were 74,429,054 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Preferred Stock A, $0.001 par value per share, issued and outstanding and there are zero shares of Preferred Stock B, $0.001 par value per share, issued and outstanding.

DOMARK INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

DOMARK INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31, 2013	May 31, 2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$13,663	$20
Prepaid expenses	17,822	17,823
TOTAL CURRENT ASSETS	31,485	17,843

INVESTMENTS	915,402	-

OTHER ASSETS
Loan receivable from consultant	36,203	-
Patents	75,500	40,000
License, net of accumulated amortization of $2,188 and $1,828, respectively	7,822	8,182
TOTAL OTHER ASSETS	119,525	48,182

TOTAL ASSETS	$1,066,412	$66,025

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	August 31, 2013	May 31, 2013
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$198,670	$209,179
Loans payable to consultants and stockholders	245,393	45,288
Convertible notes payable (net of unamortized discounts of $248,498 and $59,301, respectively)	105,502	148,691
Derivative liability for convertible notes payable	520,852	237,578
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	1,070,417	640,736

STOCKHOLDERS'EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series A convertible preferred stock-issued and outstanding 50,000 shares	50	50
Common stock, $0.001 par value, authorized 200,000,000 shares:
issued and outstanding 74,429,054 and 54,615,298 shares, respectively	74,429	54,615
Common stock payable	858,000	858,000
Additional paid in capital	42,130,942	40,816,440
Accumulated deficit	(26,850,830)	(26,850,830)
Accumulated deficit during development stage	(16,216,596)	(15,452,986)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,005)	(574,711)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,066,412	$66,025

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.

(A DEVELOPMENT STATE COMPANY)

CONSOLIDATEDSTATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended August 31, 2013	For the three months ended August 31, 2012	October 21, 2009 (development stage) to August 31, 2013

Sales	$-	$20,345	$57,864
Cost of sales	-	22,976	80,284
Gross profit	-	(2,631)	(22,420)

Operating expenses:
General and administrative	259,443	375,479	1,932,325
Stock-based compensation	453,825	410,550	7,321,341
Research and development	-	-	45,609
Amortization of Barefoot-Science license fee	-	394,520	1,394,520
Impairment of Barefoot-Science license fee	-	-	4,605,480
Depreciation and amortization	360	2,619	14,901
Impairment of other assets	-	-	20,000
Bad debts expense	-	1,000	101,456
Loss on settlement of debt	-	-	409,903
Total operating expenses	713,628	1,184,168	15,845,535

Loss from operations	(713,628)	(1,186,799)	(15,867,955)

Other income (expense):
Other income	-	-	29,567
Revaluation of derivative liability for convertible notes	14,976	-	(222,602)
Interest expense	(64,958)	-	(155,606)
Total other income (expense)	(49,982)	-	(348,641)

Net loss	$(763,610)	$(1,186,799)	$(16,216,596)
Net loss per common share, basic and diluted	$(0.01)	$(0.04)
Weighted average common shares outstanding	64,522,176	29,350,896

The accompanying notes are an integral part of these consolidated financial statements.

DoMark International, Inc.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months		For the cumulateive period during the Development Stage from October 21, 2009 to
	August 31, 2013	August 31, 2012	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(763,610)	$(1,186,799)	$(16,216,596)

Adjustments to reconcile net loss to net cash used in operating activities:
Depeciation and amortization	360	2,619	14,901
Amortization of deferred finance costs	-	14,799	60,000
Common stock issued a compensation	453,825	920,175	7,321,341
Non cash interest	64,958	-	70,603
Loss (gain) on derivative valuation	(14,976)	-	222,602
Amortization of prepaid license fees	-	-	1,394,520
Impairment of assets	-	-	4,615,480
Loss on settlement of debt	-	-	409,903

Changes in operating assets and liabilities:
Inventory - tv production	-	(13,611)	(16,926)
Prepaid expenses	1	11,020	(12,925)
Accounts payable and accrued expenses	(10,509)	49,416	367,975
Accounts payable -related party	-	25,442	15,366

Net cash in operating activities	(269,951)	(176,939)	(1,753,756)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for licensing	-	-	(35,000)
Cash paid for furniture & equipment	-	-	(4,000)
Cash paid for web development	-	-	(7,500)
Cash paid for investments	(117,902)	-	(117,902)
Casj paid for loan receivable from consultant	(36,203)	-	(36,203)

Net cash flows used in investing activities	(154,105)	-	(200,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	282,500	-	392,500
Advances from related paties	155,199	153,722	1,242,887
Payments made on notes payable - related parties	-	-	(126,478)
Proceeds received from notes payable	-	-	556,058
Payments made on notes payable	-	-	(100,470)

Net cash provided by financing activities	437,699	153,722	1,964,497

Net increase(decrease) in cash and cash equivalants	13,643	(23,217)	10,136
CASH BALANCE BEGINNING OF PERIOD	20	52,269	3,527

CASH BALANCE END OF PERIOD	$13,663	$29,052	$13,663

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Prepaid licensing fee	$-	$6,000,000	$6,000,000
Shares issued for note payable settlement	$147,491	$-	$295,491
Shares issued for patent acquisition	$35,500	$-	$75,500
Shares issued for 19% equity interest in Imagic Ltd	$697,500	$-	$697,500

The accompanying notes are an integral parts of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFOR THE THREE MONTHS ENDED AUGUST 31, 2013
AND 2012 AND FOR THE PERIOD OCTOBER 21, 2009(INCEPTION OF DEVELOPMENT STAGE) TO AUGUST 31, 2013
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. ("DoMark" or the "Company") was incorporated under the laws of the State of Nevada on March 30, 2006. During 2008 and 2009, the Company acquired several operating businesses. On May 21, 2009, the Company entered into an acquisition agreement (the "Victory Lane Agreement") with Victory Lane Financial Elite, LLC ("Victory Lane") with respect to a real estate lifestyle business known as "Victory Lane" (the "Victory Lane Business"). Shortly thereafter, a dispute arose between the Company and the principals of Victory Lane regarding the representations of the principals of Victory Lane and the Victory Lane Business and the Victory Lane Agreement.

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

On June 20, 2012, the Company formed a new wholly-owned subsidiary, MuscleFoot Inc. in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system of Barefoot Science. This entity is currently in default with the Nevada Secretary of State.

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

On June 11, 2013, the Company then purchased 100% of South Hill Ltd., an English private limited company, which owns approximately 19% of Zaktek.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has year-end losses from operations of $6,745,015 and $5,533,923 for the years ended May 31, 2013 and 2012, respectively. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in ASC Standard 915-10-05 and has recognized minimal revenue and devotes substantially all of its efforts on consumer electronic businesses. Its planned principal operations in developing its sports business have commenced. All losses accumulated since October 21, 2009 have been considered as part of the Company's development stage activities.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying consolidated financial statements include the active entity of DoMark International, Inc. and its wholly owned subsidiaries, DoMark Canada, Inc., Solawerks, Inc., Musclefoot, Inc., and South Hill Ltd. The Company has relied upon the guidance provided by Statements of Financial Accounting Standards, ASC 810-10-15-3.

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

The primary management estimates included in these financial statements are the fair value of its stock tendered in various non-monetary transactions.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At August 31, 2013 and May 31, 2013, cash and cash equivalents included cash on hand and cash in the bank.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. Dilutive securities having an anti-dilutive effect on diluted net loss per common share are excluded from the calculation.

For the three months ended August 31, 2013 and 2012, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Three Months Ended August 31,
	2013	2012
Convertible notes payable	13,435,345	-
Series A convertible preferred stock	50,000,000	50,000,000
Warrants	850,000	350,000

Total	64,285,345	50,350,000

INTANGIBLE ASSETS

Intangible assets are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets.

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

ASC 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

RESEARCH AND DEVELOPMENT

All research and development expenditures are expensed as incurred.

REVENUE RECOGNITION

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured.

NOTE 5 – INVESTMENTS

Investments consist of:

	August 31, 2013	May 31, 2013
Imagic Ltd. - 19% equity interest - at cost (7,500,000 shares of DoMark common stock - $697,500, cash -$103,137, loans payable -$100,000)	$900,637	$-
Barefoot Science Products & Services Inc. - 15% equity interest	14,765	-
Total	$915,402	$-

On July 22, 2013, the Company closed on the acquisition of a 19% equity interest in Imagic Ltd. (“Imagic”). Imagic is a privately owned company registered in Gibraltar which owns proprietary product designs for its Digilink and Game Control products. Imagic shares are not quoted or traded on any securities exchange or in any recognized over-the counter market. Accordingly, it is not practicable to estimate the fair value of this investment.

On January 25, 2013, the Company executed an agreement with Barefoot Science Products & Services Inc. (“Barefoot Science”) which cancelled the Marketing and Distribution Agreement dated June 20, 2012 and which provided the Company a 15% equity interest in Barefoot Science. As a result, the Company recognized an impairment charge of $4,605,480 in the year ended May 31, 2013 to write off the remaining unamortized prepaid license fees at February 28, 2013 ($4,605,480). Barefoot Science has developed a patented foot strengthening system through insertion of an insole system or by incorporation right into the design of shoes. Barefoot Science shares are not quoted or traded on any securities exchange or in any recognized over-the counter market. Accordingly, it is not practicable to estimate the fair value of this investment.

NOTE 6 –LOANS PAYABLE TO CONSULTANTS AND STOCKHOLDERS

Loans payable to consultants and stockholders consist of:

	August 31, 2013	May 31, 2013
Consultant and stockholder	$50,000	$-
Consultant and stockholder	43,800	7,800
Chairman of DoMark	36,500	-
Chairman of Barefoot Science and affiliate	33,500	-
Consultant	12,996	-
Consultant	68,597	37,488
Total	$245,393	$45,288

The loans are informal and do not provide for interest or a stated maturity date.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

At August 31, 2013, convertible notes payable consisted of

Date of Note	Noteholder	Interest Rate	Maturity date	Principal Amount	Unamortized Debt Discount		Net Carrying Amount
01/30/13	Asher Enterprises, Inc.	8%	11/01/13	$39,000(a)	$	(39,000)	$78,000
04/15/13	Asher Enterprises, Inc.	8%	01/17/14	32,500(a)		27,111	5,209
06/11/13	Asher Enterprises, Inc.	8%	03/03/14	32,500(a)		31,712	788
08/01/13	Continental Equities, LLC	12%	08/01/14	30,000(b)		29,969	31
08/05/13	JSJ Investments, Inc.	10%	02/05/14	25,000(c)		24,969	31
08/07/13	JMJ Financial Inc.	12%	08/07/14	50,000 (d)		33,288	16,712
08/13/13	Black Mountain Equities, Inc.	10%	05/13/14	50,000 (e)		45,459	4,541
08/26/13	Redwood Fund III	12%	02/28/14	95,000 (f)		94,990	10
Totals				$354,000		$248,498	$105,502

Legend

(a)   At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 55% of the average of the two lowest closing prices during the 15 trading days prior to the notice of conversion.

(b)   At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 50% of the average of the three lowest closing prices during the 30 trading days prior to the notice of conversion.

(c)   At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to the lower of $0.081 or 50% of the average of the three lowest closing prices during the 10 trading days prior to the notice of conversion.

(d)   At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to the lower of $0.085 or 60% of the lowest closing price during the 25 trading days prior to the notice of conversion.

(e)   At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to the lower of $0.08 or 50% of the lowest closing price during the 10 trading days prior to the notice of conversion.

(f)   At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to the lower of $0.0725 or 34% of the lowest closing price during the 20 trading days prior to the notice of conversion.

NOTE 8 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

Each share of Series A Convertible Preferred Stock has 1000 voting rights and is convertible into 1000 shares of common stock.

Common Stock Issuances

On June 17, 2013, the Company issued 2,500,000 shares of common stock in satisfaction of a $50,000 loan payable.

On June 29, 2013, the Company issued 2,500,000 shares of common stock (valued at $250,000) to a consultant for services rendered.

On July 5, 2013, the Company issued 250,000 shares of common stock (valued at $22,500) to a consultant for website development services.

On July 9, 2013, the Company issued 75,000 shares of common stock (valued at $6,675) to a consultant for services rendered.

On July 17, 2013, the Company issued 500,000 shares of common stock (valued at $41,650) to a consultant for investor relations services.

On July 22, 2013, the Company issued 2,874,550 shares of common stock in satisfaction of a $57,491 loan payable.

On July 22, 2013, the Company issued 7,500,000 shares of common stock (valued at $697,500) in connection with the acquisition of a 19% equity interest in Imagic Ltd. See Note 5.

On August 15, 2013, the Company issued 500,000 shares of common stock (valued at $35,500) to Bioharmonics Technologies Corp. in connection with the acquisition of certain inventions and related patents and patent applications. See Note 9.

On August 26, 2013, the Company issued 2,000,000 shares of common stock (valued at $133,000) to a consultant for services rendered.

On August 28, 2013, the Company issued 1,114,206 shares of common stock to Asher Enterprises, inc. in satisfaction of $14,000 principal amount of convertible notes payable and $26,000 of fees. See Note 7.

Warrants to Purchase Common Stock

A summary of warrant activity for the year ended May 31, 2013 and for the three months ended August 31, 2013 follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at May 31, 2012	-	$-
Granted	850,000	0.42
Exercised	-	-
Cancelled	-	-

Outstanding at May 31, 2013	850,000	0.42
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at August 31, 2013	850,000	$0.42

Warrants outstanding at August 31, 2013 consist of:

Date Granted	Number Outstanding	Exercise price	Expiration Date
May 25, 2012	100,000	$1.00	May 25, 2015
June 12, 2012	150,000	$1.00	June 12, 2015
June 26, 2012	100,000	$1.00	June 26, 2015
January 1, 2013	500,000	$0.01	January 1, 2015
Totals	850,000

NOTE 9 –  COMMITMENTS AND CONTINGENCIES

License Agreements

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

On April 19, 2013, our subsidiary DoMark Canada Inc. executed an agreement with Bioharmonics Technologies Cop. (“Bioharmoniecs”). The agreement provided for the acquisition of certain inventions and related patents and patent applications in exchange for 500,000 shares of DoMark common stock (which was delivered April 19, 2013 and valued at $40,000) and $30,000 cash payable no later than October 17, 2013 (which was satisfied through the delivery of an additional 500,000 shares of DoMark common stock to Bioharmonics on August 15, 2013 valued at $35,500). The agreement also provides for a royalty obligation payable quarterly to Bioharmonics equal to 10% of the wholesale price for each unit using infrared and solar charging.

Employment Agreements

On May 25, 2012, the Company entered into an employment agreement with its President, R. Brentwood Strasler, for an indefinite period or until terminated. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler is to be enrolled in a long term Executive Option Plan and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler.

On June 15, 2012, the Company entered into an employment agreement with its Chief Executive Officer Andrew Ritchie, for an indefinite period or until terminated. Mr. Ritchie is entitled to an annual salary of $240,000 and 150,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Ritchie is to be enrolled in a long term Executive Option Plan and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Richie.

Lease Agreement

On August 1, 2013 the Company entered into an office lease in Toronto, Ontario, Canada for a five year period. The future lease commitments on this lease for the years ended May 31, are as follows:

2014	$17,174
2015	22,899
2016	25,143
2017	25,593
2018	25,593
Total	$116,402

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

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities, sales of our common stock, and loans from shareholders and 3rd party financiers. Currently, the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 in the three months ended August 31, 2013 from the sale of our common stock. The Company will continue to require financing from loans and notes payable until such time as our business has generated income sufficient to carry our operating costs.

Cash used by operating activities for the three month period ended August 31, 2013 was $269,951 compared to $176,939 for the same period 2012. Stock-based compensation for the three month period ended August 31, 2013 was $453,825 as compared to $920,175 for the three month period ended August 31, 2012.

Cash used in investing activities was $154,105 for the three month period ended August 31, 2013 compared to $0 for the three month period endedAugust 31, 2012. Cash provided by financing activities was $437,699 for the three month period ended August 31, 2013 versus $153,722 for the three month period ended August 31, 2012. Financing activities consisted of cash received from related parties and notes payable.

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

RESULTS OF OPERATIONS

THREE MONTHS QUARTER ENDED AUGUST 31, 2013 VS. AUGUST 31, 2012

The Company had no revenues for the quarter ended August 31, 2013. The same period in 2012 had sales of $20,345.

Total operating expenses for the quarter ended August 31, 2013 were $713,628 compared to $1,184,168 for the same quarter period in 2012. The decrease is primarily due to the absence of any amortization of Barefoot-Science license fee in 2013 ($394,520 in 2012).

The net loss for the quarter amounted to $763,610 and a net loss per share of $0.01 vs. a net loss of $1,186,799 and a net loss per share of $0.04 for the same 3 month period in 2012.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, August 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2013

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2013.

There were no changes in our internal control over financial reporting that occurred during the period ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Controls have been put in place for daily operations which will allow for controlled cash management and oversite.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended August 31, 2013.

ITEM 4 - MINE SAFETY DISCLOSURE

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit

No.	Document Description
31.1	Certification of Ceo Pursuant to 18 U.s.c. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.- as adopted
31.2	Certification of Cfo Pursuant to 18 U.s.c. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.- as adopted
32.1*	Certification of Ceo Pursuant to 18 U.s.c. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.- as adopted
32.2*	Certification of Cfo Pursuant to 18 U.s.c. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.- as adopted
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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

DOMARK INTERNATIONAL, INC. REGISTRANT

Date: October 25, 2013	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the undersigned on behalf of the registrant and in the capacities indicated on the 25th day of October 2013.

By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer and Chief Financial Officer