Form 10-Q
period 2013-11-30
Domark International Inc.
filed 2014-01-14
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ___________

Commission File No. 333-136247
Domark International, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-4647578
(State of Incorporation)	(IRS Employer Identification No.)

34 King Street, Suite 1102
Toronto, Ontario M5C1E9

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

As of November 30, 2013, there were 100,204,129 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding and there are zero shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

DOMARK INTERNATIONAL, INC.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30, 2013	May 31, 2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$(38)	$20
Prepaid expenses	17,822	17,823
TOTAL CURRENT ASSETS	17,784	17,843

INVESTMENTS	932,459	-

OTHER ASSETS
Loan receivable from consultant	36,203	-
Patents	75,500	40,000
License, net of accumulated amortization of $2,548 and $1,828, respectively	7,462	8,182
TOTAL OTHER ASSETS	119,165	48,182

TOTAL ASSETS	$1,069,408	$66,025

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	November 30, 2013	May 31, 2013
	(Unaudited)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$241,482	$209,179
Loans payable to consultants and stockholders	207,995	45,288
Convertible notes payable (net of unamortized discounts of $385,981 and $59,301, respectively)	71,196	148,691
Derivative liability for convertible notes payable	697,572	237,578
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	1,218,245	640,736

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series A convertible preferred stock - issued and outstanding 50,000 shares	50	50
Common stock, $0.001 par value, authorized 200,000,000 shares:
issued and outstanding 100,204,129 and 54,615,298 shares, respectively	100,204	54,615
Common stock payable	858,000	858,000
Additional paid in capital	42,479,869	40,816,440
Accumulated deficit	(26,850,830)	(26,850,830)
Accumulated deficit during development stage	(16,736,130)	(15,452,986)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(148,837)	(574,711)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,069,408	$66,025

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended		For the cumulateive period during the Development Stage from October 21, 2009 to
	November 30, 2013	November 30, 2012	November 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,283,144)	$(2,149,153)	$(16,736,130)

Adjustments to reconcile net loss to net cash used in operating activities:
Depeciation and amortization	720	2,983	15,261
Amortization of deferred finance costs	-	24,799	60,000
Common stock issued as compensation	513,675	707,461	7,381,191
Non cash interest	88,003	-	93,648
Loss (gain) on derivative valuation	161,744	-	399,322
Amortization of prepaid license fees	-	894,520	1,394,520
Impairment of assets	-	-	4,615,480
Loss (income) on settlement of debt	-	(24,197)	409,903

Changes in operating assets and liabilities:
Inventory - tv production	-	-	(16,926)
Prepaid expenses	1	605	(12,925)
Accounts payable and accrued expenses	32,303	330,777	410,787
Accounts payable -related party	-	8,831	15,366

Net cash used in operating activities	(486,698)	(203,374)	(1,970,503)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for licensing	-	-	(35,000)
Cash paid for furniture & equipment	-	-	(4,000)
Cash paid for web development	-	-	(7,500)
Cash paid for investments	(134,149)	-	(134,149)
Cash paid for loan receivable from consultant	(36,203)	-	(36,203)

Net cash used in investing activities	(170,352)	-	(216,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	442,500	-	552,500
Proceeds from loans payable to consultants and stockholders	224,499	158,437	1,312,187
Payments made on loans payable to consultants and stockholders	(10,007)	(1,000)	(136,485)
Proceeds received from notes payable	-	-	556,058
Payments made on notes payable	-	-	(100,470)

Net cash provided by financing activities	656,992	157,437	2,183,790

Net increase(decrease) in cash and cash equivalants	(58)	(45,937)	(3,565)
CASH BALANCE BEGINNING OF PERIOD	20	52,269	3,527

CASH BALANCE END OF PERIOD	$(38)	$6,332	$(38)

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Prepaid licensing fee	$-	$6,000,000	$6,000,000
Shares issued for settlement of loans payable to consultants and stockholders	$52,500	$-	$52,500
Shares issued for settlement of convertible notes payable	$272,362	$-	$420,362
Shares issued for patent acquisition	$35,500	$-	$75,500
Shares issued for 19% equity interest in Imagic Ltd	$697,500	$-	$697,500

The accompanying notes are an integral parts of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended November 30, 2013	For the three months ended November 30, 2012	For the six months ended November 30, 2013	For the six months ended November 30, 2012	October 21, 2009 (development stage) to November 30, 2013
Sales	$-	$16,193	$-	$36,538	$57,864
Cost of sales	-	6,164	-	29,141	80,284
Gross profit	-	10,029	-	7,397	(22,420)

Operating expenses:
General and administrative	259,559	178,618	519,002	539,267	2,191,884
Stock-based compensation	59,850	296,911	513,675	707,491	7,381,191
Research and development	-	-	-	-	45,609
Amortization of Barefoot-Science license fee	-	500,000	-	894,520	1,394,520
Impairment of Barefoot-Science license fee	-	-	-	-	4,605,480
Depreciation expense	360	364	720	2,983	15,261
Impairment of other assets	-	-	-	-	20,000
Bad debts expense	-	456	-	1,456	101,456
Loss (income) on settlement of debt	-	(24,197)	-	(24,197)	409,903
Total operating expenses	319,769	952,152	1,033,397	2,121,520	16,165,304

Loss from operations	(319,769)	(942,123)	(1,033,397)	(2,114,123)	(16,187,724)

Other income (expense):
Other income	-	-	-	-	29,567
Revaluation of derivative liability for convertible notes	(176,720)	-	(161,744)	-	(399,322)
Interest expense	(23,045)	(20,231)	(88,003)	(35,030)	(178,651)
Total other income (expense)	(199,765)	(20,231)	(249,747)	(35,030)	(548,406)
Net loss	$(519,534)	$(962,354)	$(1,283,144)	$(2,149,153)	$(16,736,130)
Net loss per common share, basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.07)
Weighted average common shares outstanding	87,316,592	29,540,298	75,919,384	29,508,922

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2013 AND 2012 AND FOR THE PERIOD OCTOBER 21, 2009 (INCEPTION OF DEVELOPMENT STAGE) TO NOVEMBER 30, 2013
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

On March 5, 2012, the Company entered into an Asset Purchase Agreement with its then controlling shareholder, R. Thomas Kidd, for the sale of the Company’s subsidiary Armada Armada/The Golf Championships and certain assets related thereto. The Company relied upon Accounting Standards Codification (“ASC”) Topic NO5, 860-20-25 and 860-20-40 to record the sale. The fair value of the transaction was measured at the fair value of the assets less any liabilities sold.

On February 29, 2012, the Company formed a new wholly owned subsidiary, Solawerks, Inc. in the state of Nevada, for the purposes of entering the business of marketing specialized solar consumer electronics. Solawerks' current focus is to develop and distribute the SolaPad: a combined cover and charging system for Apple's iPad; and the SolaCase, a combined cover and charging system for all versions of Apple's iPhone. Solawerks competes in a market that also includes 3D Systems (DDD), Dell (DELL) and Hewlett Packard (HPQ).

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. For the period October 21, 2009 (inception of development stage) to November 30, 2013, the Company incurred losses from operations of $16,187,724. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in ASC Topic NO. 915-10-05 and has recognized minimal revenue and devotes substantially all of its efforts on consumer electronic businesses. Its planned principal operations in developing its sports business have commenced. All losses accumulated since October 21, 2009 have been considered as part of the Company's development stage activities.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying consolidated financial statements include the active entity of DoMark International, Inc. and its wholly owned subsidiaries, DoMark Canada, Inc., Solawerks, Inc., Musclefoot, Inc., and South Hill Ltd. The Company has relied upon the guidance provided by ASC Topic NO.810-10-15-3.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At November 30 and May 31, 2013, cash and cash equivalents included cash on hand and cash in the bank.

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

For the six months ended November 30, 2013 and 2012, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Six Months Ended November 30
	2013	2012
Convertible notes payable		-
Series A convertible preferred stock	50,000,000	50,000,000
Warrants	850,000	350,000

Total		50,350,000

INTANGIBLE ASSETS

Intangible assets are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with ASC Topic No. 360-10-40, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.
STOCK-BASED COMPENSATION

The Company accounts for share based payments in accordance with ASC Topic No. 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For stock options, the Company uses the Black-Scholes option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

ASC Topic No. 505, "Compensation-Stock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non-employees for goods or services. Under this method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

RESEARCH AND DEVELOPMENT

All research and development expenditures are expensed as incurred.

REVENUE RECOGNITION

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured.

NOTE 5 – INVESTMENTS

Investments consist of:

	November 30, 2013	May 31, 2013
Imagic Ltd. - 31% equity interest - at cost (7,500,000 shares of DoMark common stock - $697,500, cash -$120,194, loans payable -$100,000)	$917,694	$-
Barefoot Science Products & Services Inc. - 15% equity interest	14,765	5,000
Total	$932,459	$361,000

On July 22, 2013, the Company closed on the acquisition of a 19% equity interest n Imagic Ltd. (“Imagic”). Imagic is a privately owned company registered in Gibraltar which owns proprietary product designs for its Digilink and Game Control products. Imagic shares are not quoted or traded on any securities exchange or in any recognized over-the counter market. Accordingly, it is not practicable to estimate the fair value of this investment.

On January 25, 2013, the Company executed an agreement with Barefoot Science Products & Services Inc. (“Barefoot Science”) which cancelled the Marketing and Distribution Agreement dated June 20, 2012 and which provided the Company a 15% equity interest in Barefoot Science. As a result, the Company recognized an impairment charge of $4,605,480 in the year ended May 31, 2013 to write off the remaining unamortized prepaid license fees at February 28, 2013 ($4,605,480) and to record the estimated fair value of the 15% equity interest in Barefoot Science at $5,000. Barefoot Science has developed a patented foot strengthening system through insertion of an insole system or by incorporation right into the design of shoes. Barefoot Science shares are not quoted or traded on any securities exchange or in any recognized over-the counter market. Accordingly, it is not practicable to estimate the fair value of this investment.

NOTE 6 – LOANS PAYABLE TO CONSULTANTS AND STOCKHOLDERS

Loans payable to consultants and stockholders consist of:
	November 30, 2013	May 31, 2013
Consultant and stockholder	79,800	7,800
Former chairman of DoMark	49,000	-
Chairman of Barefoot Science and affiliate	33,500	-
Consultant	26,996	-
Consultant	16,097	37,488
Consultant	2,602	-
Total	$207,995	$29,088

The loans are informal and do not provide for interest or a stated maturity date.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

At November 30, 2013, convertible notes payable consisted of

Date of Note	Noteholder	Interest Rate	Maturity date	Principal Amount		Unamortized Debt Discount	Net Carrying Amount
06/11/13	Asher Enterprises, Inc.	8%	03/03/14	32,500	(a)	19,560	12,940
08/01/13	Continental Equities, LLC	12%	08/01/14	30,000	(b)	28,550	1,450
08/05/13	JSJ Investments, Inc.	10%	02/05/14	25,000	(c)	24,811	189
08/07/13	JMJ Financial Inc.	12%	08/07/14	50,000	(d)	28,610	21,390
08/13/13	Black Mountain Equities, Inc.	10%	05/13/14	50,000	(e)	41,152	8,848
08/26/13	Redwood Fund III	12%	02/28/14	95,000	(f)	92,334	2,666
09/10/13	Asher Enterprises, Inc.	8%	06/10/14	32,5010	(a)	32,353	147
10/09/13	JSJ Investments, Inc.	10%	04/09/14	25,000		24,234	766
10/31/13	Iconic Holdings, LLC	10%	10/31/14	30,000		29,955	45
10/31/13	Iconic Holdings, LLC	10%	10/31/14	14,677		101	14,576
11/08/13	Iconic Holdings, LLC	10%	11/08/14	30,000		29,955	145
11/26/13	Asher Enterprises, Inc.	8%	08/26/14	425,000		34,366	8,134
Totals				$457,177		$385,981	$71,196

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

(g)	At noteholder’s option, the principal amount (and accrued interest) are co

At August 31, 2013 and May 31, 2013, accrued interest payable on convertible notes payable (included in accounts payable and accrued expenses) was $0 and $0, respectively.

For the three months ended August 31, 2013, interest expense includes accretion of debt discounts (relating to beneficial conversion features) on convertible notes payable of $3,518.

Derivative Liability for Convertible Notes Payable

The convertible notes issued in 2013 (with a total principal amount of $354,000) all contain a provision that the conversion price is to be reduced in the event that we are deemed to have sold or issued any shares of common stock for a consideration price per share less than the conversion price. Accordingly, in accordance with EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, we charged the option value of these convertible notes at the respective dates of issuance (totaling $544,962) to debt discounts for the intrinsic value of the embedded beneficial conversion features (limited to the principal amount of the notes) in these notes (totaling $330,196), which are expensed over the terms of the respective notes to increase the carrying values to principal amounts, and to “income (loss) from revaluation of derivative liability for convertible notes” ($214,766) and credited $544,962 to “derivative liability for convertible notes payable”. Each quarter, the option value of these convertible notes is remeasured and changes are reflected within the “Statement of Operations” as “income (loss) from revaluation of derivative liability for convertible notes”. Option values were calculated using the Black-Scholes option pricing model and the following assumptions: Stock prices ranging from $________to $________ per share, strike prices ranging from $________ to $________ per share; risk-free interest rates ranging from __% to __%, terms ranging from ___days to ___days, and expected volatility ranging from ___% to ___%.

Below is a reconciliation of the change in option values from January 30, 2013 to August 31, 2013:

		Principal Amount of Convertible Note Payable	Option Value
Issuance of convertible notes with EITF 07-05 provision:
January 30,2013	($17,256 charged to operations)	$53,000	$67,256
April 15, 2013	($9,717charged to operations)	32,500	37,658
Total		85,500	104,914

Revaluation of derivative liability charged (credited) to operations:
Three months ended February 28, 2013		-	-
Three months ended May 31, 2013		-	132,664
Total		-	132,664

Balance, May 31, 2013:		85,500	237,578

Issuance of convertible notes with EITF 07-05 provision:
June 11, 2013	($6,647 charged to operations)	32,500	38,359
August 1, 2013	($7,703 charged to operations)	30,000	37,672
August 5, 2013	($6,998 charged to operations)	25,000	31,967
August 7, 2013	($30,500 charged to operations)	50,000	63,788
August 13, 2013	($36,359 charged to operations)	50,000	81,818
August 26, 2013	($91,454 charged to operations)	95,000	186,444
Total		282,500	440,048

Conversion of $14,000 principal amount of January 30, 2013 $53,000 convertible note into 389,972 shares of common stock on August 28, 2013		(14,000)	(13,727)

Revaluation of derivative liability charged (credited) to operations:
Three months ended August 31, 2013		-	(143,046)

Balance, August 31, 2013		$354,000	$520,853

NOTE 8.  STOCKHOLDERS’ EQUITY

SERIES A CONVERTIBLE PREFERRED STOCK

EACH SHARE OF Series A Convertible Stock has 1000 voting rights and is convertible into 1000 shares of common stock

COMMON STOCK ISSUANCES

On September 18, 2013, the Company issued 856,164 shares of common stock in satisfaction of $14,500 loan payable

On October 9, 2013, the Company issued 1,000,000 shares of common stock for consulting services

On October 10, 2013, the Company issued 250,000 shares of common stock for consulting services

On November 4, 2013, the Company issued 903,261 shares of common stock in satisfaction of $14,750 of loan payable

On November 4, 2013, the Company issued 1,153,846 shares of common stock in satisfaction of $33,750 loan payable

On November 4, 2013, the Company issued 3,500,000 shares of common stock in satisfaction of $52,500 loan payable

On November 12, 2013, the Company issued 1,630,435 shares of common stock in satisfaction of $18,750 loan payable

On November 14, 2013, the Company issued 3,999,200 shares of common stock in satisfaction of $13,197 loan payable

On November 15, 2013, the Company issued 175,000 shares of common stock for consulting services

On November 19, 2013, the Company issued 3,456,597 shares of common stock in satisfaction of $18,750 loan payable

On November 19, 2013, the Company issued 8,850,572 shares of common stock in satisfaction of $27,874 loan payable

Warrants to Purchase Common Stock

A summary of warrant activity for the year ended May 31, 2013 and for the  six months ended November 30, 2013 follows:

		Weighted
	Number of	Average Exercise
	Warrants	Price

Outstanding at May 31, 2013	850,000	.42
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at May 31, 2013	850,000	.42
Granted	-	.42
Exercised	-	-
Cancelled	-	-
Outstanding November 30, 2013	850,000	.42

Warrants outstanding at November 30, 2013 consist of:

	# of outstanding	Exercise Price	Expiration Date
Date Granted
May 25, 2012	100,000	1.00	May 25, 2015
June 12, 2012	150,000	1.00	June 12, 2015
June 26, 2012	100,000	1.00	June 26, 2015
January 13, 2013	500,000	1.00	January 1, 2015

Totals	850,000

NOTE 9.  COMMITMENTS and CONTINGENCIES

License Agreements

On February 29, 2012 , the Company entered into a memorandum of Agreement with Xiamen Taiyang Neng Gongsi and Michael Franklin. For and in consideration of the payment of an license fee of $10,000, and for the future payment of royalties of $5.00 per SolaPad unit sold, Xiamen granted an exclusive worldwide license and joint patent rights to the Company for a solar charging case for IPAD, including IPAD 3. The license under the Agreement expires December31, 2018

On April 19, 2013, our subsidiary DoMark Canad, Inc. executed an agreement with Bioharmonics Technologies Cop ( “Bioharmonics”0. The agreement provided for the acquisition of certain inventions and related patents and patent applications in exchange for 500,000 shares of Domark common stock ( which was delivered April 19, 2013 and valued at $40,000) and $30,000 cash payable no later than October 17, 2013 ( which was satisfied through delivery of an additional 500,000 shares of Domark common stock to Bioharmonics on August 15, 2013 valued at $35,500) The agreement also provides for a royalty obligation to Bioharmonics equal to 10% of the wholesale price for each unit using the infrared solar charging.

Employment Agreements

On May 25, 2012, the Company entered into an employment agreement with its non exec chairman, Brent Strassler, for an indefinite period or until terminated. Mr. Strassler is entitles to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strassler is to be enrolled in a long term Executive Option Plan and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strassler.

On June 15, 2012, the Company entered into an employment agreement with its Chief Executive Officer Andrew Ritchie, for an indefinite period or until terminated. Mr Ritchie is entitled to an annual salary of $240,000, and 150,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable over a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally Mr. Ritchie is to be enrolled in a long term Executive option Plan and is entitled to a term life insurance in the face amount of $2,500,000 payable to the beneficiary designated by Mr. Ritchie.

Lease Agreement

On August 1,2013 the Company entered into an office lease in Toronto, Ontario, Canada for a five year period. The future lease commitments on this lease are as follows for the years ended May 31:

May 2014	$31,500
May 2015	$54,000
May 2016	$54,000
May 2017	$54,000
May 2018	$31,500
Total	$225,000

NOTE 10 – SUBSEQUENT EVENTS

On December 3, 2013, the Company issued 8,000,000 shares of common stock (valued at $180,000) to Meadow Grove Ltd. in connection with the acquisition of an additional 9% equity interest in Imagic Ltd. (increasing its ownership to a 40% equity interest). See Note 5.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During this quarter the Company has become SEC complaint, with full reporting of all statements.

The Company has dramatically decreased its on going trade debt to a minimum, by issuing convertible note instruments.

The packaging for the SmartLink tm product will be completed, and the Company is anticipating a first Quarter (1st "Q") release of the product.

The Power+ charger has been delayed until the 1st quarter (2014). This was primarily due to specification standard requirements, and packaging design and completion. the Company anticipates an early 1st quarter (2014) product release.

The Company is in negotiations with an extremely large worldwide distributor for the Power+ charger, and is moving forward with its progress. The packaging is being set up for final design for the product launch.

The Company is in negotiations with two European distributors, and the rights with two pioneering future business opportunities.

Thomas Crompton has been appointed the new CFO of Domark international, serving in a financial capacity.

The Company increased its authorized common shares by 300 million with the Secretary of State of Nevada.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities, sales of our common stock, and loans from shareholders and 3rd party financiers. Currently, the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 in the six months ended November 30, 2013 from the sale of our common stock. The Company will continue to require financing from loans and notes payable until such time as our business has generated income sufficient to carry our operating costs.

Cash used by operating activities for the six month period ended November 30, 2013 was $486,698 compared to $203,374 for the same period 2012. Stock-based compensation for the six month period ended November 30, 2013 was $513,675 as compared to $707,461 for the six month period ended November 30, 2012.

Cash used in investing activities was $170,352 for the six month period ended November 30, 2013 compared to $0 for the six month period ended November 30, 2012. Cash provided by financing activities was $656,992 for the six month period ended November 30, 2013 versus $157,437 for the six month period ended November 30, 2012. Financing activities consisted of cash received from related parties and notes payable.

OTHER CONSIDERATIONS

There are numerous factors that affect the Company's business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for services, the level and intensity of competition, and our ability to continue to improve our infrastructure, including personnel and systems, to keep pace with our anticipated rapid growth in the development of our business.

RESULTS OF OPERATIONS

THREE MONTHS QUARTER ENDED NOVEMBER 30, 2013 VS. NOVEMBER 30, 2012

The Company had no revenues for the quarter ended November 30, 2013. The same period in 2012 had sales of $16,193.

Total operating expenses for the quarter ended November 30, 2013 were $319,769 compared to $942,123 for the same quarter period in 2012. The decrease is primarily due to the absence of any amortization of Barefoot-Science license fee in 2013 ($500,000 in 2012).

The net loss for the quarter amounted to $519,534 and a net loss per share of $0.01 vs. a net loss of $962,354 and a net loss per share of $0.03 for the same 3 month period in 2012.

SIX MONTHS ENDED NOVEMBER 30, 2013 VS. NOVEMBER 30, 2012

The Company had no revenues for the six months ended November 30, 2013. The same period in 2012 had sales of $36,538.

Total operating expenses for the six months ended November 30, 2013 were $1,033,397 compared to $2,121,520 for the same six month period in 2012. The decrease is primarily due to the absence of any amortization of Barefoot-Science license fee in 2013 ($894,520 in 2012).

The net loss for the six months amounted to $1,283,144 and a net loss per share of $0.02 vs. a net loss of $2,149,153 and a net loss per share of $0.07 for the same 6 month period in 2012.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, November 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of November 30, 2013

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2013.

There were no changes in our internal control over financial reporting that occurred during the period ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Controls have been put in place for daily operations which will allow for controlled cash management and oversite.

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

None outstanding at November 30, 2013.

ITEM 1A - RISK FACTORS

Not required.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended November 30, 2013.

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

DOMARK INTERNATIONAL, INC.
REGISTRANT
Date: January 14, 2014	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the undersigned on behalf of the registrant and in the capacities indicated on the 14th day of January 2014.

By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer and Chief Financial Officer