Form 10-Q
period 2014-02-28
Domark International Inc.
filed 2014-04-14
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of February 28, 2014, there were176,200,562 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding and there are zero shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

DOMARK INTERNATIONAL, INC.
TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.
	Condensed Consolidated Balance Sheets February 28, 2014 (unaudited) & May 31, 2013	3-4
	Condensed Consolidated Statements of Operations three months & nine months ending February 28, 2014 and February 28, 2013, and for the cumulative period during the development stage from October 21, 2009 to February 28, 2014 (unaudited )	5
	Condensed Consolidated Statements of Cash Flows nine months ending February 28, 2014 &February 28, 2013, and for the cumulative period during the development stage from October 21, 2009 to February 28, 2014 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited )	7

Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosure	22

Item 5.	Other information	22

Item 6.	Exhibits	23

PART I – CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28, 2014	May 31, 2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$20
Loan receivable from consultant	36,203	-
Prepaid expenses	14,176	17,823
TOTAL CURRENT ASSETS	50,379	17,843

INVESTMENTS	1,123,308	-

OTHER ASSETS

Patents, net of accumulated amortization of $1,000 and $0, respectively	74,500	40,000

Licenses, net of accumulated amortization of $2,898 and $1,828, respectively	307,102	8,182

TOTAL OTHER ASSETS	381,602	48,182

TOTAL ASSETS	$1,555,289	$66,025

See notes to interim condensed consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

	February 28, 2014	May 31, 2013
	(Unaudited)
CURRENT LIABILITIES
Bank overdraft	$56	$-
Note payable to bank	180,000	-
Accounts payable and accrued expenses	257,285	209,179
Amounts due under Licensing Agreement with Wazzamba SA	300,000	-
Loans payable to consultants and stockholders	207,995	45,288
Convertible notes payable (net of unamortized discounts of $458,701 and $59,301, respectively)	186,849	148,691
Derivative liability for convertible notes payable	1,040,197	237,578
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	2,172,382	640,736

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series A convertible preferred stock - issued and outstanding 50,000 shares	50	50
Common stock, $0.001 par value, authorized 900,000,000 shares:
301,021,000 & 179,435,000 issued, & 176,200,562 and 54,615,298 shares outstanding, respectively	301,021	179,435

Less: Treasury Stock	(124,820)	(124,820)
Common stock payable	858,000	858,000
Additional paid in capital	42,999,670	40,816,440
Accumulated deficit	(26,850,830)	(26,850,830)
Accumulated deficit during development stage	(17,800,184)	(15,452,986)

TOTAL STOCKHOLDERS' DEFICIT	(617,093)	(574,711)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,555,289	$66,025

See notes to interim condensed consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended February 28, 2014	For the three months ended February 28, 2013	For the nine months ended February 28, 2014	For the nine months ended February 28, 2013	October 21, 2009 (development stage) to February 28, 2014

Sales	$-	$1,396	$-	$37,934	$57,864
Cost of sales	-	483	-	29,624	80,284
Gross profit	-	913	-	8,310	(22,420)

Operating expenses:
General and administrative	438,528	224,077	759,904	763,374	2,432,786
Stock-based compensation - consultants	-	173,647	453,825	609,697	5,545,583
Stock-based compensation – Salaries & wages	-	224,077	257,476	-	2,033,234
Research and development	-	-	-	-	45,609
Amortization of Barefoot-Science license fee	-	500,000	-	1,394,520	1,394,520
Impairment of Barefoot-Science license fee	-	4,605,480	-	4,605,480	4,605,480
Depreciation expense	1, 360	360	2,080	3,343	16,621
Impairment of other assets	-	-	-	-	20,000
Bad debts expense	-	-	-	1,456	101,456
Loss (income) on settlement of debt	-	-	-	(24,197)	409,903
Total operating expenses	439,888	5,761,010	1,473,285	7,882,530	16,605,192

Loss from operations	(439,888)	(5,760,097)	(1,473,285)	(7,874,220)	(16,627,612)

Other income (expense):
Other income	-	-	-	-	29,567
Revaluation of derivative liability for convertible notes	(342,625)	(17,256)	(504,369)	(17,256)	(741,947)
Currency translation loss	(18,569)		(18,569)		(18,569)
Interest expense	(262,972)	(3,685)	(350,975)	(38,715)	(441,623)
Total other income (expense)	(621,166)	(20,941)	(873,913)	(55,971)	(1,172,572)
Net loss	$(1,064,054)	$(5,781,038)	$(2,347,198)	$(7,930,191)	$(17,800,184)
Net loss per common share, basic and diluted	$(0.01)	$(0.19)	$(0.02)	$(0.27)
Weighted average common shares outstanding	138,202,346	29,708,038	96,680,371	29,553,176

See notes to interim condensed consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended		For the cumulative period during the Development Stage from October 21, 2009 to
	February 28, 2014	February 28, 2013	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,347,198)	$(7,930,191)	$(17,800,184)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,080	3,343	16,621
Amortization of deferred finance costs	-	24,799	60,000
Common stock issued as compensation	513,675	1,138,554	7,381,191
Non cash interest expense	336,064	2,955	341,709
Loss (gain) on derivative valuation	504,369	17,256	741,947
Amortization of prepaid license fees	-	1,394,520	1,394,520
Impairment of assets	-	4,605,480	4,615,480
Loss (income) on settlement of debt	-	(24,197)	409,903

Changes in operating assets and liabilities:
Inventory - tv production	-	-	(16,926)
Prepaid expenses	3,647	(23,830)	(9,279)
Accounts payable and accrued expenses	48,162	449,783	426,645
Accounts payable -related party	-	8,831	15,366

Net cash used in operating activities	(939,257)	(332,697)	(2,423,062)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for licensing	-	-	(35,000)
Cash paid for furniture & equipment	-	-	(4,000)
Cash paid for web development	-	-	(7,500)
Cash paid for investments	(171,608)	-	(171,608)
Cash paid for loan receivable from consultant	(36,203)	-	(36,203)

Net cash used in investing activities	(207,811)	-	(254,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	752,500	50,000	862,500
Proceeds from loans payable to consultants and stockholders	224,499	193,288	1,312,187
Payments made on loans payable to consultants and stockholders	(10,007)	(1,000)	(136,485)
Proceeds received from notes payable	180,000	43,558	736,058
Payments made on notes payable	-	-	(100,470)

Net cash provided by financing activities	1,146,992	285,846	2,673,790

Net increase (decrease) in cash and cash equivalents	(20)	(46,851)	(3,527)
CASH BALANCE BEGINNING OF PERIOD	20	52,269	3,527

CASH BALANCE END OF PERIOD	$-	$5,418	$-

Cash paid for interest	$9,700	$-	$-
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Licensing Agreement with Wazzamba SA in exchange for amounts due under Licensing Agreement with Wazzamba SA	$300,000	$-	$300,000
Prepaid licensing fee	$-	$6,000,000	$6,000,000
Shares issued for settlement of loans payable to consultants and stockholders	$52,500	$-	$52,500
Shares issued for settlement of convertible notes payable	$475,664	$-	$623,664
Shares issued for patent acquisition	$35,500	$-	$75,500
Shares issued for equity interests in Imagic Ltd	$796,700	$-	$796,700
Convertible notes payable issued for equity interests in Imagic Ltd.	$150,000	$-	$150,000

See notes to interim condensed consolidated financial statements.

DOMARK INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2014 AND FEBRUARY 28, 2013 AND FOR
THE PERIOD OCTOBER 21, 2009 (INCEPTION OF DEVELOPMENT STAGE) TO FEBRUARY 28, 2014
(Unaudited)

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

On March 5, 2012, the Company entered into an Asset Purchase Agreement with its then controlling shareholder, R. Thomas Kidd, for the sale of the Company’s subsidiary Armada Armada/The Golf Championships and certain assets related thereto. The Company relied upon Accounting Standards Codification (“ASC”) Topic Nos, 860-20-25 and 860-20-40 to record the sale. The fair value of the transaction was measured at the fair value of the assets less any liabilities sold.

On February 29, 2012, the Company formed a new wholly owned subsidiary, Solarwerks, Inc. in the state of Nevada, for the purposes of entering the business of marketing specialized solar consumer electronics. Solarwerks' current focus is to develop and distribute the SolaPad, a combined cover and charging system for Apple's iPad; and the SolaCase, a combined cover and charging system for all versions of Apple's iPhone. Solarwerks competes in a market that also includes 3D Systems (DDD), Dell (DELL) and Hewlett Packard (HPQ). Solarwerks, Inc. is currently in default with the Nevada Secretary of State.

On June 20, 2012, the Company formed a new wholly-owned subsidiary, MuscleFoot Inc. in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system of Barefoot Science. MuscleFoot Inc. is currently in default with the Nevada Secretary of State.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. For the period October 21, 2009 (inception of development stage) to February 28, 2014, the Company incurred losses from operations of $17,800,184. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. In this regard, management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements as of February 28, 2014 and for the three and nine months ended February 28, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim condensed consolidated financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual condensed consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position as of February 28, 2014 and the results of operations and cash flows for the three and nine months ended February 28, 2014 and 2013. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements related to these periods are unaudited. The results for the nine month period February 28, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2014. The condensed consolidated balance sheet at May 31, 2013 has been derived from the audited condensed consolidated financial statements at that date.

Certain information and footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended May 31, 2013 as included in our report on Form 10-K.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTNG PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in ASC Topic No. 915-10-05, without any revenue and devotes substantially all of its efforts negotiating & acquiring ownership interests in companies with advanced product development. All losses accumulated since October 21, 2009 have been considered as part of the Company's development stage activities.

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying condensed consolidated financial statements include the parent entity of DoMark International, Inc. and its wholly owned subsidiaries, DOMark Canada, Inc., Solarwerks, Inc., MuscleFoot, Inc. The Company has relied upon the guidance provided by ASC Topic No. 810-10-15-3.

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit. The Company and its subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our consolidated statements of income related to the recurring measurement and settlement of such transactions. The translation rates as of February 28, 2014 were $1US to $.90 Canadian.

USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

The primary management estimates included in these condensed consolidated financial statements are the fair value of Company stock tendered in various non-monetary transactions and the fair value of the derivative liability for convertible notes payable.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At February 28, 2014 there weren’t any cash or cash equivalents. At May 31, 2013, cash and cash equivalents consisted only of cash in the bank.

LOANS RECEIVABLE CONSULTANT

The loan receivable consultants is a short term, less than one year note, due July 15, 2014, non-interest bearing

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dilutive net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities (such as convertible notes payable, convertible preferred stock, and warrants) outstanding during the relevant period. Dilutive securities having an anti-dilutive effect on diluted net loss per common share are excluded from the calculation.

For the nine months ended February 28, 2014 and 2013, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Common Shares Equivalent
	Nine Months Ended February 28,
	2014	2013
Convertible notes payable	307,459,536	2,163,265
Series A convertible preferred stock	50,000,000	50,000,000
Warrants	850,000	850,000

Total common shares equivalent	358,309,536	53,013,265

INTANGIBLE ASSETS

Intangible assets are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets.

RECLASSIFICATION

A reclassification has been made to the prior period comparative condensed consolidated financial statements to conform to the current period presentation. This reclassification had no effect on previous reported results of operations or financial position. The Company reclassified the amount of treasury stock from the Common stock in balance sheet and statement of equity.

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

NOTE 5 – INVESTMENTS

Investments consist of:

	February 28, 2014	May 31, 2013

Imagic Ltd. - 40% equity interest	$1,118,308	$-
Barefoot Science Products & Services Inc. - 15% equity interest	5,000	5,000
Total	$1,123,308	$5,000

The cost of the 40% equity interest in Imagic Ltd. at February 28, 2014 consists of:

July 22, 2013 issuance of 7,500,000 shares of DoMark common stock to Imagic Ltd.	$697,500
December 3, 2013 issuance of 8,000,000 shares of DoMark common stock to Meadow Grove Ltd. in exchange for 9% equity interest in Imagic Ltd.	99,200
Cash payments to or for the benefit of Imagic Ltd.	171,608
Payments from Foremark Holdings to Imagic Ltd. in exchange for DoMark notes payable to Foremark Holdings	150,000
Total	$1,118,308

Imagic is a privately owned company registered in Gibraltar which owns proprietary product designs for its Digilink and Game Control products. Imagic shares are not quoted or traded on any securities exchange or in any recognized over-the counter market. Imagic is accounted for on the equity method of accounting. The Company consolidates entities that we control. The Company accounts for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If the Company does not exercise significant influence, we account for the investment using the cost method of accounting. Imagic did not have any revenues or expenses for the period ended February 28, 2014.

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

NOTE 6 – LICENSING AGREEMENT WITH WAZZAMBA SA

During the three months ended February 28, 2014, the Company executed a Licensing Agreement with Wazzamba SA (the “Licensor”). The agreement provides the Company an exclusive license to use certain technology (which permits third-party subscribers to integrate a fully equipped online shop into their websites) in Canada and the United States for an initial term ending July 31, 2015. The agreement provides for the Company to pay the Licensor “Flat Fee” compensation of $ 300,000 in 3 installments of $100,000 each (first installment payable within 5 days of the signing of the agreement, second installment payable on July 1, 2014, and third installment payable on February 1, 2015) plus “Revenue Share” compensation equal to 50% of Net Commissions generated by the Company payable monthly. In the event that the Company does not generate $500,000 in Net Commissions by January 31, 2015, the Licensor has the right to cancel the agreement with one month notice (in which case the third $100,000 installment will no longer be due). With respect to an Extended License Term after July 31, 2015, the agreement provides the Company a right of first refusal to match any offer received by the Licensor from a third party.

At February 28, 2014, the Company recorded an intangible asset for “Licensing Agreement with Wazzamba SA” in the amount of $300,000, and included the liability under the Licenses net of accumulated amortization. Commencing March 1, 2014, the Company will amortize the $300,000 intangible asset on a straight line basis over the remaining 17 months of the Initial Term ending July 31, 2015 (approximately $17,647 per month).

On March 27, 2014, the Company paid $25,000 of the first $100,000 “Flat Fee” installment due the Licensor under the agreement. The other $75,000 due is presently past due.

Licenses, net of accumulated amortization are as follows:

	February 28, 2014	May 31, 2013
Wazzamba, S.A .	$300,000	$-
Bioharmonics	10,000	10,000
Subtotal	310,000	10,000
Accumulated amortization	(2,898)	(1,828)

Total	$307,102	$8,182

NOTE 7 – NOTE PAYABLE TO BANK

In December 2013, the Company entered into a Loan Agreement with a bank located in Maryland. The related Promissory Note in the amount of $180,000 bears interest at a rate at 10% payable monthly, is due in full on December 31, 2014, and is secured by a Common Stock Reserve (as defined in the Loan Agreement), a Guaranty of Payment from the Company’s chief financial officer and his wife, and certain real property owned by the Company’s chief financial officer and his wife.

NOTE 8 – LOANS PAYABLE TO CONSULTANTS AND STOCKHOLDERS

Loans payable to consultants and stockholders consist of:

	February 28, 2014	May 31, 2013
Consultant and stockholder	$79,800	$7,800
President of DoMark	49,000	-
Chairman of Barefoot Science and affiliate	33,500	-
Consultant	26,996	-
Consultant	16,097	37,488
Consultant	2,602	-
Total	$207,995	$45,288

The loans are informal and do not provide for interest or a stated maturity date.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At February 28, 2014, convertible notes payable consisted of

Date of Note	Noteholder	Interest Rate	Maturity date	Principal Amount		Unamortized Debt Discount	Net Carrying Amount
08/05/13	JSJ Investments, Inc.	10%	02/05/14	$7,850	(a)	$-	$7,850
08/07/13	JMJ Financial Inc.	12%	08/07/14	27,200	(b)	20,670	6,530
08/13/13	Black Mountain Equities, Inc.	10%	05/13/14	45,500	(c)	34,342	11,158
08/26/13	Redwood Fund III	12%	02/28/14	95,000	(d)	211	94,789
09/10/13	Asher Enterprises, Inc.	8%	06/10/14	32,500	(e)	30,990	1,510
10/09/13	JSJ Investments, Inc.	10%	04/09/14	25,000	(f)	-	25,000
10/31/13	Iconic Holdings, LLC	10%	10/31/14	30,000	(g)	29,735	265
11/08/13	Iconic Holdings, LLC	10%	11/08/14	30,000	(g)	29,735	265
11/26/13	Asher Enterprises, Inc.	8%	08/26/14	42,500	(h)	19,780	22,720
12/04/13	LG Capital	10%	06/04/14	50,000	(g)	49,636	364
12/09/13	JMJ Financial Inc.	12%	12/09/14	50,000	(i)	49,909	91
12/13/13	Gel Properties Inc.	10%	09/02/14	35,000	(j)	31,670	3,330
01/10/14	Asher Enterprises, Inc.	8%	10/02/14	37,500	(k)	24,616	12,884
02/13/14	JMJ Financial Inc.	12%	02/13/15	50,000	(b)	49,969	31
02/13/14	Asher Enterprises, Inc.	8%	11/13/14	27,500	(l)	27,469	31
02/19/14	Iconic Holdings, LLC	10%	02/19/15	30,000	(g)	29,969	31
02/28/14	LG Capital	8%	02/28/15	30,000	(g)	30,000	-
Totals				$645,550		$458,701	$186,849

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

(f)
At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to the lower of $0.00929 or 50% of the average of the three lowest trading prices during the 10 trading days prior to the notice of conversion.

(g)
At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 25% of the lowest trading price during the 20 trading days prior to the notice of conversion.

(h)
At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 58% of the average of the two lowest closing prices during the 15 trading days prior to the notice of conversion.

(i)
At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 40% of the lowest closing price during the 25 trading days prior to the notice of conversion.

(j)
At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 40% of the lowest closing price during the 20 trading days prior to the notice of conversion.

(k)
At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 58% of the average of the two lowest closing prices during the 15 trading days prior to the notice of conversion.

(l)
At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 49% of the average of the two lowest closing prices during the 15 trading days prior to the notice of conversion.

NOTE 10 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

Each share of Series A Convertible Preferred Stock has 1,000 voting rights and is convertible into 1,000 shares of common stock.

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

On September 18, 2013, the Company issued 856,164 shares of common stock to Asher Enterprises, Inc. in satisfaction of $25,000 principal amount of convertible notes payable.

On October 9, 2013, the Company issued 1,000,000 shares of common stock (valued at $45,600) to a consultant firm for investor relation services rendered.

On October 10, 2013, the Company issued 250,000 shares of common stock (valued at $12,500) to a consultant for services rendered.

On November 4, 2013, the Company issued 903,261 shares of common stock to Asher Enterprises, Inc. in satisfaction of $14,500 principal amount of convertible notes payable and $500 of costs.

On November 4, 2013, the Company issued 1,153,846 shares of common stock to Asher Enterprises, Inc. in satisfaction of $15,000 principal amount of principal amount of convertible notes payable.

On November 7, 2013, the Company issued 3,500,000 shares of common stock in satisfaction of a $52,500 loan payable.

On November 12, 2013, the Company issued 1,630,435 shares of common stock to Asher Enterprises, Inc. in satisfaction of $15,000 principal amount of convertible notes payable.

On November 14, 2013, the Company issued 3,999,200 shares of common stock to Iconic Holdings, LLC in satisfaction of $13,197 principal amount of convertible notes payable.

On November 15, 2013 the Company issued 175,000 shares of common stock (valued at $1,750) to a consultant for services rendered.

On November 19, 2013, the Company issued 3,456,597 shares of common stock to Asher Enterprises, Inc. in satisfaction of $20,055 principal amount of convertible notes payable and $17,548 of costs.

On November 19, 2013, the Company issued 8,850,572 shares of common stock to Iconic Holdings, LLC in satisfaction of $22,126 principal amount of convertible notes payable.

Effective December 3, 2013, the Company issued 8,000,000 shares of common stock (valued at $99,200) to Meadow Grove Ltd. in connection with the acquisition of a 9% equity interest in Imagic Ltd. See Note 5.

On December 4, 2013, the Company issued 7,072,457 shares of common stock to Iconic Holdings, LLC in satisfaction of $14,852 principal amount of convertible notes payable.

On December 18, 2013, the Company issued 5,445,005 shares of common stock to Iconic Holdings, LLC in satisfaction of $11,435 principal amount of convertible notes payable.

On December 26, 2013 the Company issued 4,166,667 shares of common stock to Asher Enterprises, Inc. in satisfaction of $20,000 principal amount of convertible notes payable.

On December 30, 2013, the Company issued 4,791,667 shares of common stock to Asher Enterprises, Inc. in satisfaction of $23,000 principal amount of convertible notes payable.

On January 6, 2014, the Company issued 1,305,556 shares of common stock to Asher Enterprises, Inc. in satisfaction of $7,050 principal amount of convertible notes payable.

On January 13, 2014, the Company issued 6,198,762 shares of common stock to Iconic Holdings, LLC in satisfaction of $13,017 principal amount of convertible notes payable.

On January 23, 2014, the Company issued 6,436,781 shares of common stock to Iconic Holdings, LLC in satisfaction of $14,000 principal amount of convertible notes payable.

On February 3, 2014, the Company issued 7,498,890 shares of common stock to Iconic Holdings, LLC in satisfaction of $14,998 principal amount of convertible notes payable.

On February 6, 2014, the Company issued 4,900,000 shares of common stock to JSJ Investments, Inc. in satisfaction of $17,150 principal amount of convertible notes payable.

On February 11, 2014, the Company issued 3,000,000 shares of common stock to JMJ Financial Inc. in satisfaction of $10,800 principal amount of convertible notes payable.

On February 11, 2014, the Company issued 4,901,960 shares of common stock to Continental Equities, LLC in satisfaction of $20,000 principal amount of convertible notes payable.

On February 13, 2014, the Company issued 5,000,000 shares of common stock to Black Mountain Equities, Inc. in satisfaction of $15,000 principal amount of convertible notes payable.

On February 25, 2014, the Company issued 4,000,000 shares of common stock to JMJ Financial Inc. in satisfaction of $12,000 principal amount of convertible notes payable.

Warrants to Purchase Common Stock

A summary of warrant activity for the year ended May 31, 2013 and for the nine months ended February 28, 2014 follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at May 31, 2012	-	$-
Granted	850,000	0.42
Exercised	-	-
Cancelled	-	-

Outstanding at May 31, 2013	850,000	0.42
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at February 28, 2014	850,000	$0.42

Warrants outstanding at February 28, 2014 consist of:

Date Granted	Number Outstanding	Exercise price	Expiration Date
May 25, 2012	100,000	$1.00	May 25, 2015
June 12, 2012	150,000	$1.00	June 12, 2015
June 26, 2012	100,000	$1.00	June 26, 2015
January 1, 2012	500,000	$0.01	January 1, 2015

Totals	850,000

NOTE 11— FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILIITY

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

During the period ended February 28, 2014 the Company entered into several convertible note agreements. The conversion option and the outstanding common stock warrants on that date which were tainted by the convertible note were classified as derivative liabilities at their fair value on the date of issuance.

Under ASC-815 the conversion options embedded in the notes payable described in Note 9 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Derivative liability — the Company’s derivative liability is classified within Level 3 of the fair value hierarchy.

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 100%, risk free rate varying from 8 to 12 % and an expected term equal to the remaining term of the note.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at February 28, 2014.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability- February 28, 2014	-	-	1,040,197	1,040,197
Derivative liability- May 31, 2013	-	-	237,578	237,578

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

On April 19, 2013, our subsidiary DoMark Canada Inc. executed an agreement with Bioharmonics Technologies Cop. (“Bioharmoniecs”). The agreement provided for the acquisition of certain inventions and related patents and patent applications in exchange for 500,000 shares of DoMark common stock (which was delivered April 19, 2013) and $30,000 cash payable no later than October 17, 2013 (which was satisfied through the delivery of an additional 500,000 shares of DoMark common stock to Bioharmonics on August 15, 2013). The agreement also provides for a royalty obligation payable quarterly to Bioharmonics equal to 10% of the wholesale price for each unit using infrared and solar charging.

In January 2014, the Company executed a Licensing Agreement with Wazzamba SA. See Note 6.

Employment Agreements

On May 25, 2012, the Company entered into an employment agreement with its President, R. Brentwood Strasler, for an indefinite period or until terminated. Mr. Strasler is entitled to an annual salary of $150,000 USD and 100,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler is to be enrolled in a long term Executive Option Plan and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler.

On June 15, 2012, the Company entered into an employment agreement with its Chief Executive Officer Andrew Ritchie, for an indefinite period or until terminated. Mr. Ritchie is entitled to an annual salary of $240,000 USD and 150,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Ritchie is to be enrolled in a long term Executive Option Plan and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Richie.

Lease Agreement

On August 1, 2013, the Company entered into an office lease in Toronto, Ontario, Canada for a five year period. At February 28, 2014, the future lease commitments on this lease for the years ended May 31, are as follows, and are in U.S. dollars:

2014	$12,150
2015	48,600
2016	48,600
2017	48,600
2018	48,600
Thereafter	8,100
Total	$214,650

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF THE CONDENSED CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected our condensed consolidated financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the current plans of our management. This report includes forward-looking statements. Generally, the words "believes", "anticipates", "may", "will", "should", "expect", "intend", "estimate", "continue", and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

RECENT DEVELOPMENTS

The main operations of the Company have been to search, negotiate and acquire ownership interests in companies with products at an advanced stage of their development or products already in production.

In December 2013, the Company increased its equity interest in Imagic Ltd. to 40%. Imagic is a company registered in Gibraltar which owns proprietary product designs for its Digilink and Game Control products.

In January 2014, the Company acquired United States and Canada marketing rights to certain online shop technology pursuant to a Licensing Agreement with Wazzamba SA.

On February 24, 2014, the Company increased the number of authorized shares of common stock to 900,000,000 shares.

As of March 31, 2014 the Company does not have any trade payables.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities, sales of our common stock, and loans from shareholders and 3rd party financiers. Currently, the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 in the nine months ended February 28, 2014 from the sale of our common stock. The Company will continue to require financing from loans and notes payable until such time as our business has generated income sufficient to carry our operating costs.

Cash used by operating activities for the nine month period ended February 28, 2014 was $939,257 compared to $332,697 for the same period 2013. Stock-based compensation for the nine month period ended February 28, 2014 was $513,675 as compared to $1,138,554 for the nine month period ended February 28, 2013.

Cash used in investing activities was $207,811 for the nine month period ended February 28, 2014 compared to $0 for the nine month period ended February 28, 2013. Cash provided by financing activities was $1,146,992 for the nine month period ended February 28, 2014 versus $285,846 for the nine month period ended February 28, 2013. Financing activities consisted of cash received from related parties and notes payable.

OTHER CONSIDERATIONS

There are numerous factors that affect the Company's business and the results of its condensed consolidated operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for services, the level and intensity of competition, and our ability to continue to improve our infrastructure, including personnel and systems, to keep pace with our anticipated rapid growth in the development of our business.

RESULTS OF CONDENSED CONSOIDATED OPERATIONS

THREE MONTHS QUARTER ENDED FEBRUARY 28, 2014 VS. FEBRUARY 28, 2013

The Company had no revenues for the quarter ended February 28, 2014. The same period in 2013 had sales of $1,396.

Total operating expenses for the quarter ended February 28, 2014 were $439,888 compared to $5,760,097 for the same quarter period in 2013. The decrease is primarily due to the absence of any amortization and impairment of the Barefoot-Science license fee in 2014 ($5,105,480 total in 2013).

The net loss for the quarter amounted to $1,064,054 and a net loss per share of $0.01 vs. a net loss of $5,781,038 and a net loss per share of $0.19 for the same 3 month period in 2013.

NINE MONTHS ENDED FEBRUARY 28, 2014 VS. FEBRUARY 28, 2013

The Company had no revenues for the nine months ended February 28, 2014. The same period in 2013 had sales of $37,934.

Total operating expenses for the nine months ended February 28, 2014 were $1,473,285 compared to $7,874,220 for the same nine month period in 2013. The decrease is primarily due to the absence of any amortization and impairment of the Barefoot-Science license fee in 2014 ($6,000,000 total in 2013).

The net loss for the nine months amounted to $2,347,198 and a net loss per share of $0.02 vs. a net loss of $7,930,191 and a net loss per share of $0.27 for the same 9 month period in 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, November 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of February 28, 2014.

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of February 28, 2014.

There were no changes in our internal control over financial reporting that occurred during the period ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Controls have been put in place for daily operations which will allow for controlled cash management and oversite.

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

None outstanding at February 28, 2014.

ITEM 1A - RISK FACTORS

Not required.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended February 28, 2014.

ITEM 4 - MINE SAFETY DISCLOSURE

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit

No.	Document Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxley act of 2002.
32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxley act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.
________________
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

DOMARK INTERNATIONAL, INC. REGISTRANT

Date: April 14, 2014	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the undersigned on behalf of the registrant and in the capacities indicated on the 14th day of April 2014.

By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer