Form 10-K
period 2014-05-31
Domark International Inc.
filed 2014-08-29
CIK 1365160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on May 31, 2014 was $3,500,000.

As of May 31, 2014 there were 801,626,781 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Preferred Stock, $0.001 par value per share, issued and outstanding.

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

EMPLOYEES

As of fiscal years ending May 31, 2014, and May 31, 2013 the Company conducts its business through independent contractors.

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

There were 801,626,781 and 54,615,298 shares of our common stock issued and outstanding, as of May 31, 2014 and May 31, 2013 respectively. There were approximately 100 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL YEAR ENDED MAY 31, 2013

	F/Y 2014		F/Y 2013
	High	Low	High	Low

First Quarter (June - August)	$0.14	$0.05	$0.23	$0.07
Second Quarter (September - November)	$0.07	$0.01	$0.30	$0.13
Third Quarter (December - February)	$0.02	$0.01	$0.26	$0.04
Fourth Quarter (March - May)	$0.001	$0.001	$0.14	$0.04

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

On July 22, 2013, the Company issued 7,500,000 shares of common stock purchased 100% of South Hill Ltd., an English private limited company, which owned 19% of Zaktek.

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

FISCAL YEAR ENDED MAY 31, 2014 COMPARED TO FISCAL YEAR ENDED MAY 31, 2013

The Company did not have any revenues for fiscal year ending May 31, 2014 and $37,935 in revenues for the fiscal year ended May 31, 2013. Revenues earned for fiscal year ending May 31, 2013 were related to the sale of Solacases through the Company's wholly owned subsidiary, Solawerks, Inc.

General and administrative expenses for fiscal 2014 increased to $1,027,248 as compared to $542,133 in fiscal 2013. The increase is primarily related to an increase of consultants, and increased professional fees. In fiscal year 2014 the Company placed on hold the sale of Solawerks products. Interest expense for the twelve months ending May 31, 2014 was $511,876 as compared to $44,588 for the period ending May 31, 2013. The Company’s operations during fiscal 2014 were funded through convertible promissory notes, through a plethora of lenders.

The operating loss for fiscal 2014 decreased to $3,735,676 as compared to $9,480,407 for fiscal 2013. The primary decrease in the operating loss was due to the impairment of assets totaling $4,605,480 due to a cancellation of a license agreement for our old Solawerks product.

No tax benefit was recorded for fiscal 2014 or fiscal 2013 as required by ASC Standard 740-25, Accounting for Income Taxes. The Company has provided for a 100% allowance of its deferred tax assets, as it is uncertain that there will be sufficient net profits in the future to fully realize the tax benefit of its net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities and sales of our common stock. The Company will continue to require financing from loans and notes payable until such time our business has generated income sufficient to carry our operating costs.

Cash used in operating activities for the fiscal year 2014 was $1,323,233 compared to $430,595 for the fiscal year 2013. Depreciation and amortization expense for fiscal year 2013 was $62,685 as compared to $3,703 for fiscal 2013. The increase was due primarily to paying the officers of the Company.

Cash used in investing activities was $195,753 for the fiscal year 2014, compared to $0 for the fiscal year 2013.

Cash provided by financing activities was $1,519,426 for fiscal year 2014 as compared to $378,346 for fiscal 2013. Financing activities consisted of cash received from shareholders and notes payable.

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

ITEM 8. FINANCIAL STATEMENTS

DOMARK INTERNATIONAL, INC.

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	8

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at May 31, 2014 and 2013	9-10

Consolidated Statements of Operations for the years ended May 31, 2014 and 2013	11

Consolidated Statements of Stockholders' Deficit for the years ended May 31, 2014 and 2013	12-18

Consolidated Statements of Cash Flows for the years ended May 31, 2014 and 2013	19-20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	21-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Domark, International Inc.
Longwood, Florida

We have audited the accompanying consolidated balance sheets of Domark International Inc. as of May 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended May 31, 2014. Domark International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domark International Inc. as of May 31, 2014, and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ ZBS Group, LLP

Plainview, NY August 29, 2014

DOMARK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$460	$20
Loan receivable from consultant	36,203	-
Prepaid expenses	4,500	17,823
TOTAL CURRENT ASSETS	41,163	17,843

INVESTMENTS	1,144,166	-

OTHER ASSETS
Patents, net of accumulated amortization of $3,605 and $0, respectively	66,897	40,000
Licenses, net of accumulated amortization of $60,898 and $1,818, respectively	249,102	8,182
TOTAL OTHER ASSETS	315,999	48,182

TOTAL ASSETS	$1,501,328	$66,025

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Note payable to bank	$180,000	$-
Accounts payable and accrued expenses	56,940	209,179
Amounts due under Licensing Agreement with Wazzamba SA	224,925	-
Loans payable to related parties, consultants and stockholders	188,972	45,288
Convertible notes payable (net of unamortized discounts of $674,886 and $59,301, respectively)	67,414	148,691
Derivative liability for convertible notes payable	1,748,982	237,578
TOTAL LIABILITIES	2,467,233	640,736

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series A convertible preferred stock - issued and outstanding
50,000 shares, as of May 31, 2014 and 2013	50	50
Convertible preferred stock series B, $0.0001 par value,
Authorized: 10,000,000	-	-
Common stock, $0.001 par value, authorized 2,000,000,000 shares:
801,626,781 and 179,435,100 shares issued,
and 676,806,979 and 54,615,298 shares outstanding,
respectively, as of May 31, 2014 and 2013	801,627	179,435

Less: Treasury stock (124,819,802 shares) as of May 31, 2014 and 2013	(124,820)	(124,820)
Common stock payable	858,000	858,000
Additional paid in capital	43,529,923	40,816,440
Accumulated deficit	(46,030,685)	(45,303,816)
TOTAL STOCKHOLDERS' DEFICIT	(965,905)	(574,711)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,501,328	$66,025

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31,
	2014	2013

Sales	$-	$37,935
Cost of sles	-	31,775
Gross profit	-	6,160

Operating expenses:
General and administrative	1,027,248	542,133
Stock-based compensation - Consultants	666,755	1,205,448
Stock-based compensation - Salaries and wages	156,600	1,037,758
Amortization of Barefoot - Science license fee	-	1,394,520
Impairment of Barefoot - Science license fee	-	4,605,480
Depreciation and amortization expense	62,685	3,703
Bad debts expense	-	1,456
Loss (income) on settlement of debt	-	413,903
Total operating expenses	1,913,288	9,204,401

Loss from operations	(1,913,288)	(9,198,241)

Other income (expense):
Other income	-	-
Revaluation of derivative liability for convertible notes	(1,213,154)	(237,578)
Interest expense	(511,876)	(44,588)
Total other income (expense)	(1,725,030)	(282,166)

Net Loss	(3,638,318)	(9,480,407)

Statement of Comperhansive Income:
Net Loss	(3,638,318)	(9,480,407)

Other Comprehensive loss
Foreign currancy adjustment	(88,551)	-
	(88,551)	-

Total Comperhansive Loss	$(3,726,869)	$(9,480,407)

Net loss per common shares, basic and diluted	$(0.01)	$(0.06)
Weighted average common shares outstanding	298,705,632	156,961,456

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MAY 31, 2013 AND 2014

	Preferred stock		Preferred Stock				Additional	Common
	Series A		Series B		Common Stock		Paid-in	Stock	Accumulated	Treasury Stock			Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Balance, May 31, 2012	50,000	50			153,825,100	153,825	31,499,029	738,000	(32,823,409)	(124,819,802)	(124,820)		(557,325)
Preferred stock issued for
distribution agreement	-	-	2,500,000	6,000,000	-	-	-	-	-				6,000,000
Preferred stock converted into
shares of common stock	-	-	(2,500,000)	(6,000,000)	5,000,000	5,000	5,995,000	-	-				-
Common stock issued for
stock payable	-	-	-	-	100,000	100	21,900	(22,000)	-				-
Common stock issued for
compensation	-	-	-	-	8,110,000	8,110	1,094,998	-	-				1,103,108
Common stock issued to settle
loan payable	-	-	-	-	7,400,000	7,400	578,700	-	-				586,100
Common stock issued for
salaries and wages	-	-	-	-	5,000,000	5,000	400,000	-	-				405,000
Stock payable for stock-based
compensation	-	-	-	-	-	-	-	102,000	-				102,000
Warrants granted to officers	-	-	-	-	-	-	633,098	-	-				633,098
Settlement of related party debt	-	-	-	-	-	-	575,715	-	-				575,715
Convertible note payable -
beneficial conversion feature	-	-	-	-	-	-	18,000	-	-				18,000
Stock payable for
patent acquisition	-	-	-	-	-	-	-	40,000	-				40,000
Net loss	-	-	-	-	-	-	-	-	(9,480,407)	-	-	-	(9,480,407)
Balance, May 31, 2013	50,000	50	-	-	179,435,100	179,435	40,816,440	858,000	(42,303,816)	(124,819,802)	(124,820)	-	(574,711)

	Preferred stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock	Accumulated	Treasury Stock			Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Common stock issued to settle
loan payable	-	-	-	-	2,500,000	2,500	47,500	-	-				50,000
Common stock issued for
consulting services	-	-	-	-	2,500,000	2,500	247,500	-	-				250,000
Common stock issued for		-
consulting services	-	-	-	-	250,000	250	22,250	-	-				22,500
Common stock issued for
consulting services	-	-	-	-	75,000	75	6,600	-	-				6,675
Common stock issued for
consulting services	-	-	-	-	500,000	500	41,150	-	-				41,650
Common stock issued to
settle loan payable	-	-	-	-	2,874,550	2,875	54,616	-	-				57,491
Common stock issued for
investment in Imagic Ltd.	-	-	-	-	7,500,000	7,500	690,000	-	-				697,500
Common stock issued for
patents acquisition	-	-	-	-	500,000	500	35,000	-	-				35,500
Common stock issued for
consulting services	-	-	-	-	2,000,000	2,000	131,000	-	-				133,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	1,114,206	1,114	38,886	-	-				40,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	856,164	856	24,144	-	-				25,000
Common stock issued for
consulting services	-	-	-	-	1,000,000	1,000	44,600	-	-				45,600
Common stock issued for
consulting services	-	-	-	-	250,000	250	12,250	-	-				12,500
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	903,261	903	13,594	-	-				14,497

	Preferred stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock	Accumulated	Treasury Stock			Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	1,153,846	1,154	13,847	-	-				15,001
Common stock issued in
satisfaction of loan payable	-	-	-	-	3,500,000	3,500	49,000	-	-				52,500
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	1,630,435	1,630	13,371	-	-				15,001
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	3,999,200	3,999	9,198	-	-				13,197
Common stock issued for
consulting services	-	-	-	-	175,000	175	1,575	-	-				1,750
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	3,456,597	3,457	16,588	-	-				20,045
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	8,850,572	8,851	13,275	-	-				22,126
Common stock issued for
investment in Imagic Ltd.	-	-	-	-	8,000,000	8,000	91,200	-	-				99,200
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	7,072,457	7,072	7,780	-	-				14,852
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	5,445,005	5,445	5,990	-	-				11,435
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	4,166,667	4,167	15,833	-	-				20,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	4,791,667	4,792	18,208	-	-				23,000

	Preferred stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock	Accumulated	Treasury Stock			Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	1,305,556	1,306	5,744	-	-				7,050
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	6,198,762	6,199	6,818	-	-				13,017
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	6,436,781	6,437	7,563	-	-				14,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	7,498,890	7,499	7,499	-	-				14,998
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	4,900,000	4,900	12,250	-	-				17,150
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	3,000,000	3,000	7,800	-	-				10,800
Common stock issued in													-
satisfaction of convertible													-
notes payable	-	-	-	-	4,901,960	4,902	15,098	-	-				20,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	5,000,000	5,000	10,000	-	-				15,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	4,000,000	4,000	8,000	-	-				12,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	3,278,688	3,279	6,721	-	-				10,000
Common stock issued for
consulting services	-	-	-	-	12,000,000	12,000	68,400	-	-				80,400
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	6,419,120	6,419	4,494	-	-				10,913
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	6,755,135	6,755	3,378	-	-				10,133

	Preferred stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock	Accumulated	Treasury Stock			Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	3,990,435	3,990	5,188	-	-				9,178
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	7,108,733	7,109	3,554	-	-				10,663
Common stock issued for
consulting services	-	-	-	-	5,668,934	5,669	27,211	-	-				32,880
Common stock issued to
officers for services	-	-	-	-	27,000,000	27,000	129,600	-	-				156,600
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	6,818,182	6,818	8,182	-	-				15,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	10,053,100	10,053	2,915	-	-				12,968
Common stock issued for
consulting services	-	-	-	-	2,000,000	2,000	7,800	-	-				9,800
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	8,863,636	8,864	10,636	-	-				19,500
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	11,081,400	11,081	2,106	-	-				13,187
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	6,000,000	6,000	5,400	-	-				11,400
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	2,766,667	2,767	1,383	-	-				4,150
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	11,652,000	11,652	(5,010)	-	-				6,642
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	17,647,059	17,647	(2,647)	-	-				15,000

	Preferred stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock	Accumulated	Treasury Stock			Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	6,900,000	6,900	138	-	-				7,038
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	12,273,600	12,274	(5,278)	-	-				6,996
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	12,916,695	12,917	(5,554)	-	-				7,363
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	17,647,059	17,647	(2,647)	-	-				15,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	31,749,235	31,749	635	-	-				32,384
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	13,593,400	13,593	(5,845)	-	-				7,748
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	10,220,000	10,220	(6,132)	-	-				4,088
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	14,678,154	14,678	(6,311)	-	-				8,367
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	15,500,000	15,500	-	-	-				15,500
Common stock issued in
satisfaction of accrued
interest on convertible
notes payable	-	-	-	-	10,900,000	10,900	-	-	-				10,900
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	22,716,552	22,717	(8,708)	-	-				14,009

	Preferred stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Common Stock	Accumulated	Treasury Stock			Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Common stock issued for
investment in Barefoot
Science Products &
Services Inc.	-	-	-	-	15,000,000	15,000	30,000	-	-				45,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	30,000,000	30,000	(15,000)	-	-				15,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	4,492,470	4,492	(1,418)	-	-				3,074
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	33,065,760	33,066	(16,533)	-	-				16,533
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	15,483,636	15,484	(6,968)	-	-				8,516
Common stock issued for
consulting services	-	-	-	-	15,000,000	15,000	15,000	-	-				30,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	17,545,455	17,545	1,755	-	-				19,300
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	37,500,000	37,500	(22,500)	-	-				15,000
Common stock issued in
satisfaction of convertible
notes payable	-	-	-	-	17,600,000	17,600	-	-	-				17,600
Beneficial conversion features
of convertible notes issued	-	-	-	-	-	-	743,810	-	-				743,810
Currency Translation											-	(88,551)	(88,551)
Net loss	-	-	-	-	-	-	-	-	(3,638,318)	-	-	-	(3,638,318)
Balance, May 31, 2014	50,000	$50	-	$-	801,626,781	$801,627	$43,529,923	$858,000	$(45,942,134)	(124,819,802)	$(124,820)	$(88,551)	$(965,905)

The accompany notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	May 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,726,869)	$(9,480,407)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,685	3,703
Amortization of deferred finance costs	-	24,799
Common stock issued as compensation	823,355	2,243,206
Non cash interest expense	451,988	-
Loss (gain) on derivative valuation	1,213,154	237,578
Amortization of prepaid license fees	-	1,394,520
Impairment of assets	-	4,605,480
Loss (income) on settlement of debt	-	413,903

Change in operating assets and liabilities:
Inventory - tv production	-	-
Prepaid expenses	13,323	(12,926)
Accounts payable and accrued expenses	(152,062)	139,549
Accounts payable - related party	-	-

Net cash used in operating activities	(1,323,233)	(430,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for investments	(159,550)	-
Cash paid for loan receivable from consultant	(36,203)	-

Net cash used investing activities	(195,753)	-

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	1,162,500	110,000
Payments made on amounts due under Licensing Agreement with Wazzamba SA	(75,075)	-
Proceeds from loans payable to consultants and stockholders	262,542	193,288
Payments made on loans payable to consultants and stockholders	(10,541)	(1,000)
Proceeds received from note payable	180,000	76,058
Payments made on notes payable	-	-

Net cash provided by financing activities	1,519,426	378,346

Net increase (decrease) in cash and cash equivalents	440	(52,249)
Cash & cash equivalents beginning of year	20	52,269
Cash & cash equivalents end of year	$460	$20

Cash paid for interest	$9,700	$-
Cash paid for taxes	$-	$-

SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Llicensing Agreement with Wazzamba SA in exchange for amounts due under Licensing Agreement with Wazzamba SA	$300,000	$-
Prepaid licensing fee	$-	$6,000,000
Shares issued for settlement of loans payable to consultants and stockholders	$159,991	$148,000
Shares issued for settlement of convertible notes payable	$731,329	$-
Shares issued for patent acquisition	$35,500	$40,000
Shares issued for equity interests in Imagic Ltd.	$796,700	$-
Shares issued for equity interest in Barefoot Science Products & Services, Inc.	$45,000	$-
Convertible notes payable issued for equity interests in Imagic Ltd.	$150,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2014 AND MAY 31, 2013

NOTE 1 – DESCRIPTION OF BUSINESS

DOMARK INTERNATIONAL, INC. (“DoMark” or the “Company”) was incorporated under the laws of the State of Nevada on March 30, 2006. During 2008 and 2009, the Company acquired several operating businesses. The Company devotes most of its time developing its products. On May 21, 2009, the Company entered into an acquisition agreement (the “Victory Lane Agreement”) with Victory Lane Financial Elite, LLC (“Victory Lane”) with respect to a real estate lifestyle business known as “Victory Lane” (the “Victory Lane Business”). Shortly thereafter, a dispute arose between the Company and the principals of Victory Lane regarding the representations of the principals of Victory Lane and the Victory Lane Business and the Victory Lane Agreement.

On February 29, 2012, the Company formed a new wholly owned subsidiary, Solawerks, Inc., in the State of Nevada, for the purposes of entering the business of marketing specialized solar consumer electronics. Solawerk’s current focus is to develop and distribute the IR Charger, which is a combined cover and charging case for Apple’s iPad, and Samsung products. Solawerks competes in a market that also includes 3D Systems (DDD), Dell ( DELL ), and Hewlett Packard (HPQ). Currently the charter is in default with the Secretary of State of Nevada.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. For the period March 30, 2006 (inception) to May 31, 2014, the Company incurred net losses of $46,028,386. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTNG PRONOUNCEMENTS

In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. As permitted by ASU 2014-10, the Company has elected early application of this standard for the accompanying consolidated financial statements for the years ended May 31, 2014 and 2013.

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying consolidated financial statements include the parent entity of DoMark International, Inc. and its wholly owned subsidiaries, DoMark Canada, Inc., Solarwerks, Inc., and MuscleFoot, Inc. The Company has relied upon the guidance provided by ASC Topic No. 810-10-15-3.

FOREIGN CURRENCY TRANSLATION AND TRANSACTION GAINS AND LOSSES

We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit. The Company and its subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our consolidated statements of operations related to the recurring measurement and settlement of such transactions. The translation rate for the Canadian dollar as of May 31, 2014 was $0.95.

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

The primary management estimates included in these consolidated financial statements are the fair value of Company stock tendered in various non-monetary transactions and the fair value of the derivative liability for convertible notes payable.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At May 31, 2014 and 2013, cash and cash equivalents consisted only of cash in the bank.

LOAN RECEIVABLE FROM CONSULTANT

The loan receivable from consultant is a short term, less than one year note, due July 15, 2014, and is non-interest bearing.

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

For the years ended May 31, 2014 and 2013, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Common Shares Equivalent
	Year Ended May 31,
	2014	2013
Convertible notes payable	1,568,946,386	2,337,662
Series A convertible preferred stock	50,000,000	50,000,000
Warrants	850,000	850,000

Total common shares equivalent	1,619,796,386	53,187,662

INTANGIBLE ASSETS

Intangible assets are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets.

RECLASSIFICATION

A reclassification has been made to the prior period consolidated balance sheet to conform to the current period presentation. This reclassification had no effect on previous reported results of operations. The Company has shown separately the amount of treasury stock from the Common stock in the consolidated balance sheet and statement of stockholders’ deficit.

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

NOTE 4 – INVESTMENTS

Investments consist of:

	May 31, 2014	May 31, 2013
Imagic Ltd. - 40% equity interest	$1,094,166	$-
Barefoot Science Products & Services Inc. - 15% equity interest	50,000	-
Total	$1,144,166	$-

The cost of the 40% equity interest in Imagic Ltd. at May 31, 2014 consists of:

July 22, 2013 issuance of 7,500,000 shares of DoMark common stock to Imagic Ltd.	$697,500
December 3, 2013 issuance of 8,000,000 shares of DoMark common stock to Meadow Grove Ltd. in exchange for 9% equity interest in Imagic Ltd.	99,200
Cash payments to or for the benefit of Imagic Ltd.	147,466
Payments from Foremark Holdings to Imagic Ltd. in exchange for DoMark notes payable to Foremark Holdings	150,000
Total	$1,094,166

Imagic is a privately owned company registered in Gibraltar which owns proprietary product designs for its Digilink and Game Control products. Imagic shares are not quoted or traded on any securities exchange or in any recognized over-the counter market. Imagic is accounted for on the equity method of accounting. The Company consolidates entities that we control. The Company accounts for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If the Company does not exercise significant influence, we account for the investment using the cost method of accounting. Imagic did not have any revenues or expenses for the year ended May 31, 2014.

The cost of the 15% equity interest in Barefoot Science Products & Services Inc. consists of:

January 25, 2013 cancellation of the Marketing and Distribution Agreement dated June 20, 2012	$5,000
May 14, 2014 issuance of 15,000,000 shares of DoMark common stock to Lance Todd pursuant to Agreement of Understanding dated March 27, 2014	45,000
Total	$50,000

On January 25, 2013, the Company executed an agreement with Barefoot Science Products & Services Inc. (“Barefoot Science”) which cancelled the Marketing and Distribution Agreement dated June 20, 2012 and which provided the Company a 15% equity interest in Barefoot Science. As a result, the Company recognized an impairment charge of $4,605,480 in the year ended May 31, 2013 to write off the remaining unamortized prepaid license fees at February 28, 2013 ($4,605,480) and to record the estimated fair value of the 15% equity interest in Barefoot Science at $5,000. On March 27, 2014, DoMark executed an Agreement of Understanding with Barefoot Science and its other owner Lanee Todd. Among other things, the Agreement of Understanding provides for (1) DoMark’s issuance of 15,000,000 shares of DoMark common stock to Lance Todd (which occurred May 14, 2014), (2) future monthly remittances of 15% of Barefoot Science’s profit (as defined) to DoMark, and (3) the addition of R. Brentwood Strasler (DoMark’s non-executive Chairman) to Barefoot Science’s Board of Directors.

Barefoot Science has developed a patented foot strengthening system through insertion of an insole system or by incorporation right into the design of shoes. Barefoot Science shares are not quoted or traded on any securities exchange or in any recognized over-the counter market. Accordingly, it is not practicable to estimate the fair value of this investment.

NOTE 5 – LICENSING AGREEMENT WITH WAZZAMBA SA

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

At February 28, 2014, the Company recorded this Licensing Agreement and the related “Flat Fee” liability as an intangible asset and liability in the amount of $300,000. In the three months ended May 31, 2014, the Company paid $75,075 of the first $100,000 “Flat Fee” installment due the Licensor under the agreement. The other $24,925 due is presently past due. The Company is currently in negotiations with the Licensor to have its rights pursuant to the Licensing Agreement converted into an equity interest in a new entity to be owned by both the Company and the Licensor. The new entity would have worldwide rights to Licensor’s technology now entitled “Monetizer 101”.

Licenses, net of accumulated amortization, consist of:

	May 31,	May 31,
	2014	2013
Wazzamba, S.A.	$300,000	$-
Bioharmonics	10,000	10,000
Subtotal	310,000	10,000
Accumulated amortization	(60,898)	(1,818)
Total	$249,102	$8,182

NOTE 6 – NOTE PAYABLE TO BANK

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

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES, CONSULTANTS, AND STOCKHOLDERS

Loans payable to related parties, consultants, and stockholders consist of:

	May 31,	May 31,
	2014	2013
Consultant and stockholder	$90,402	$7,800
Chief executive officer/Pres. of DoMark	47,500	-
Non Exec. Chairman of Board of DoMark	11,875	-
Chairman of Barefoot Science and affiliate	21,500	-
		-
Consultant	16,097	37,488
Consultant	1,598	-
Total	$188,972	$45,288

The loans are informal and do not provide for interest or a stated maturity date.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At May 31, 2014, convertible notes payable consisted of:

Date of Note	Noteholder	Interest Rate	Maturity date	Principal Amount		Unamortized Debt Discount	Net Carrying Amount
11/08/13	Iconic Holdings, LLC	10%	11/08/14	$15,000	(a)	$15,000	$-
11/26/13	Asher Enterprises, Inc.	8%	08/26/14	7,300	(b)	7,300	-
12/04/13	LG Capital	10%	06/04/14	50,000	(a)	35,309	14,691
12/09/13	JMJ Financial Inc.	12%	12/09/14	50,000	(c)	49,247	753
12/13/13	Gel Properties Inc.	10%	09/02/14	35,000	(d)	20,658	14,342
01/10/14	Asher Enterprises, Inc.	8%	10/02/14	37,500	(b)	24,616	12,884
02/13/14	JMJ Financial Inc.	12%	02/13/15	50,000	(e)	29,830	20,170
02/13/14	Asher Enterprises, Inc.	8%	11/13/14	27,500	(f)	26,580	920
02/19/14	Iconic Holdings, LLC	10%	02/19/15	30,000	(a)	29,830	170
02/28/14	LG Capital	8%	02/28/15	30,000	(a)	29,891	109
03/07/14	JSJ Investments, Inc.	12%	09/07/14	30,000	(g)	29,550	450
03/28/14	Redwood Fund III	10%	09/28/14	50,000	(h)	49,922	78
03/28/14	Redwood Mgt LLC	10%	09/28/14	50,000	(h)	49,922	78
03/28/14	Asher Enterprises, Inc.	8%	09/28/14	42,500	(f)	39,965	2,535
04/07/14	WHC Capital	12%	10/07/14	53,000	(i)	52,921	79
04/11/14	Tonaquint	12%	10/11/14	47,000	(j)	46,923	77
04/24/14	JSJ Investments, Inc.	12%	10/24/14	50,000	(g)	49,922	78
05/14/14	Iconic Holdings, LLC	5%	11/12/14	55,000	(j)	55,000	-
05/16/14	Asher Enterprises, Inc.	8%	11/14/14	32,500	(f)	32,500	-
Totals				$742,300		$674,886	$67,414

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

(g)
At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 25% of the average of the three lowest bid prices during the 20 trading days prior to the notice of conversion.

(h)
At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 20% of the lowest trading price during the 20 trading days prior to the notice of conversion.

(i)
At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 40% of the lowest trading price during the 20 trading days prior to the notice of conversion.

(j)
At noteholder’s option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 25% of the lowest trading price during the 15 trading days prior to the notice of conversion.

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

On May 13, 2013, the Company issued 4,900,000 shares of common stock as compensation for its consultants. The aggregate value of the stock at time of issuance was $367,000, or $.075 per share.

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

On July 22, 2013, the Company issued 7,500,000 shares of common stock (valued at $697,500) in connection with the acquisition of a 19% equity interest in Imagic Ltd. See Note 4.

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

On October 9, 2013, the Company issued 1,000,000 shares of common stock (valued at $45,600) to a consultant for services rendered.

On October 10, 2013, the Company issued 250,000 shares of common stock (valued at $12,500) to a consultant for services rendered.

On November 4, 2013, the Company issued 903,261 shares of common stock to Asher Enterprises, Inc. in satisfaction of $14,000 principal amount of convertible notes payable and $500 of costs.

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

On November 19, 2013, the Company issued 3,456,597 shares of common stock to Asher Enterprises, Inc. in satisfaction of $2,500 principal amount of convertible notes payable and $17,548 of costs.

On November 19, 2013, the Company issued 8,850,572 shares of common stock to Iconic Holdings, LLC in satisfaction of $22,126 principal amount of convertible notes payable.

Effective December 3, 2013, the Company issued 8,000,000 shares of common stock (valued at $99,200) to Meadow Grove Ltd. in connection with the acquisition of a 9% equity interest in Imagic Ltd. See Note 4.

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

On February 26, 2014, the Company issued 3,278,688 shares of common stock to Continental Equities, LLC in satisfaction of $10,000 principal amount of convertible notes payable.

On March 3, 2014, the Company issued 12,000,000 shares of common stock (valued at $80,400) to a consultant for services.

On March 3, 2014, the Company issued 6,419,120 shares of common stock to Redwood Fund III in satisfaction of $10,913 principal amount of convertible payable.

On March 6, 2014, the Company issued 6,755,135 shares of common stock to Redwood Fund III in satisfaction of $10,133 principal amount of convertible payable.

On March 6, 2014, the Company issued 3,990,435 shares of common stock to JSJ Investments in satisfaction of $9,178 principal amount of convertible payable.

On March 6, 2014, the Company issued 7,108,733 shares of common stock to Redwood Fund III in satisfaction of $10,663 principal amount of convertible payable.

On March 17, 2014, the Company issued 5,668,934 shares of common stock (valued at $32,880) to a consultant for services.

On March 17, 2014, the Company issued a total of 27,000,000 shares of common stock (valued at $156,600) to officers for services.

On March 18, 2014, the Company issued 6,818,182 shares of common stock to Asher Enterprises in satisfaction of $15,000 principal amount of convertible notes payable.

On March 18, 2014, the Company issued 10,053,100 shares of common stock to Redwood Fund III in satisfaction of $12,968 principal amount of convertible notes payable.

On March 19, 2014, the Company issued 2,000,000 shares of common stock (valued at $9,800) to a consultant for services.

On March 20, 2014, the Company issued 8,863,636 shares of common stock to Asher Enterprises in satisfaction of $19,500 principal amount of convertible notes payable.

On March 24, 2014, the Company issued 11,081,400 shares of common stock to Redwood Fund III in satisfaction of $13,187 principal amount of convertible notes payable.

On March 25, 2014, the Company issued 6,000,000 shares of common stock to Asher Enterprises in satisfaction of $11,400 principal amount of convertible notes payable.

On March 28, 2014, the Company issued 2.766.667 shares of common stock to Asher Enterprises in satisfaction of $4,150 principal amount of convertible notes payable.

On March 28, 2014, the Company issued 11,652,000 shares of common stock to Redwood Fund III in satisfaction of $6,642 principal amount of convertible notes payable.

On April 1, 2014, the Company issued 17,647,059 shares of common stock to Black Mountain Equities in satisfaction of $15,000 principal amount of convertible notes payable.

On April 2, 2014, the Company issued 6,900,000 shares of common stock to JMJ Financial in satisfaction of $7,038 principal amount of convertible notes payable.

On April 2, 2014, the Company issued 12,273,600 shares of common stock to Redwood Fund III in satisfaction of $6,996 principal amount of convertible notes payable.

On April 8, 2014, the Company issued 12,916,695 shares of common stock to Redwood Fund III in satisfaction of $7,363 principal amount of convertible notes payable.

On April 10, 2014, the Company issued 17,647,059 shares of common stock to Black Mountain Equities in satisfaction of $15,000 principal amount of convertible notes payable.

On April 10, 2014, the Company issued 31,749,235 shares of common stock to JMJ Financial in satisfaction of $32,384 principal amount of convertible notes payable.

On April 10, 2014, the Company issued 13,593,400 shares of common stock to Redwood Fund III in satisfaction of $7,748 principal amount of convertible notes payable.

On April 10, 2014, the Company issued 10,220,000 shares of common stock to JSJ Investments in satisfaction of $4,088 principal amount of convertible notes payable.

On April 16, 2014, the Company issued 14,678,154 shares of common stock to Redwood Fund III in satisfaction of $8,367 principal amount of convertible notes payable.

On April 16, 2014, the Company issued 15,500,000 shares of common stock to Black Mountain Equities in satisfaction of $15,500 principal amount of convertible notes payable.

On April 23, 2014, the Company issued 10,900,000 shares of common stock to JMJ Financial in satisfaction of $10,900 principal amount of convertible notes payable.

On April 29, 2014, the Company issued 22,716,552 shares of common stock to JSJ Investments in satisfaction of $14,009 principal amount of convertible notes payable.

On May 5, 2014, the Company issued 15,000,000 shares of common stock to Barefoot Science Products & Services Inc.

On May 6, 2014, the Company issued 30,000,000 shares of common stock to Iconic Holdings, LLC in satisfaction of $15,000 principal amount of convertible payable.

On May 6, 2014, the Company issued 4,492,470 shares of common stock to Redwood Fund III in satisfaction of $3,074 principal amount of convertible payable.

On May 14, 2014, the Company issued 33,065,760 shares of common stock to Iconic Holdings, LLC in satisfaction of $16,533 principal amount of convertible payable.

On May 14, 2014, the Company issued 15,483,636 shares of common stock to JSJ Investments in satisfaction of $8,516 principal amount of convertible notes payable.

On May 27, 2014, the Company issued 15,000,000 shares of common stock (valued at $30,000) to a consultant for services.

On May 28, 2014, the Company issued 17,545,455 shares of common stock to Asher Enterprises, Inc. in satisfaction of $19,300 principal amount of convertible notes payable.

On May 29, 2014, the Company issued 37,500,000 shares of common stock to Iconic Holdings, LLC in satisfaction of $15,000 principal amount of convertible notes payable.

On May 29, 2014, the Company issued 17,600,000 shares of common stock to Iconic Holdings, LLC in satisfaction of $17,600 principal amount of convertible notes payable

Warrants to Purchase Common Stock

A summary of warrant activity for the years ended May 31, 2014 and 2013 follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding May 31, 2012	-	$-
Granted	850,000	0.42
Exercised	-	-
Cancelled	-	-

Outstanding at May 31, 2013	850,000	0.42
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at May 31, 2014	850,000	$0.42

Warrants outstanding at May 31, 2014 consist of:

Date Granted	Number Outstanding	Exercise price	Expiration Date
June 1, 2012	100,000	$1.00	May 25, 2015
June 12, 2012	150,000	$1.00	June 12, 2015
June 26, 2012	100,000	$1.00	June 26, 2015
January 1, 2013	500,000	$0.01	January 1, 2015
Totals	850,000

NOTE 10 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILIITY

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

During the year ended May 31, 2014, the Company entered into numerous convertible note agreements.Under ASC-815, the conversion options embedded in the notes payable described in Note 8 require derivate liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Derivative liability — the Company’s derivative liability is classified within Level 3 of the fair value hierarchy.

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 100%, risk free interest rate ranging from 0.04% to 0.13 % and an expected term equal to the remaining term of the note.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at May 31, 2014.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative liability – May 31, 2014	$-	$-	$1,748,982	$1,748,982
Derivative liability – May 31, 2013	$-	$-	$237,578	$237,578

NOTE 11 – INCOME TAXES

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $5,068,598 from inception through May 31, 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2014 and 2013 are as follows:

	May 31,
	2014	2013
Deferred tax assets	5,068,598	4,801,271
Valuation allowance	(5,068,598)	(4,801,271)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of May 31, 2014 and 2013 was $5,068,598 and $4,801,271, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2014 and 2013, and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended May 31, 2014 and 2013:

Federal statutory tax rate	(35.0)%
Permanent differences and valuation allowance	35.0%
Effective tax rate	0.0%

NOTE 12 – COMMITMENTS AND CONTINGENCIES

License Agreements

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

In January 2014, the Company executed a Licensing Agreement with Wazzamba SA. See Note 5.

Employment Agreements

On May 25, 2012, the Company entered into an employment agreement with its Chaiman of the Board, R. Brentwood Strasler, for an indefinite period or until terminated. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler is to be enrolled in a long term Executive Option Plan and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler. The policy has not been implanted as of May 31, 2014.

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

Related Party Transactions

During the current fiscal year ending May 31, 2014, Mr. Andrew Ritchie was compensated $165,209, with an additional amount of $300,000 for reimbursed expensed. Mr. R. Brent Strasler was compensated $115,850 with no reimbursed expenses.

Lease Agreement

On August 1, 2013, the Company entered into an office lease in Toronto, Ontario, Canada for a five year period. At May 31, 2014, the future lease commitments on this lease for the years ended May 31, are as follows:

2015	$47,189
2016	47,615
2017	47,615
2018	47,615
Thereafter	7,936
Total	$197,970

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, May 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of May 31, 2014.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2014.

Management is looking to increase consulting staff to assist in the lack of deficiency in internal control over financial reporting and spread duties thereof.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus	Stock Awards($)	Warrant Awards	All Other Compensation($)	Total($)

R. Thomas Kidd, Chairman and CEO(1)	2012	240,000	--	--	--	--	240,000

William Seery, Chief Financial Officer(2)	2012	--	--	140,000	--	--	140,000

Michael Franklin, Chairman, CEO, CFO(3)	2012	5,000	--	--	--	--	5,000

Andrew Ritchie(5)	2014	165,209	--	--		--	165,209

R. Brentwood Strasler(4)	2013	150,000	--	--	261,810	--	411,810
			38
R. Brentwood Strasler(4)	2014	115,850	--	--	-	--	115,850
____________________
(1)	R. Thomas Kidd was Chairman of the Board and CEO of the Company until March 5, 2012.

(2)	Mr. Seery was Chief Financial Officer until March 5, 2012.

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
_____________
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

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of May 31, 2014 by (i) each person who is known by the Company to own beneficially more than 5% of the any class of the Company’s voting securities, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 801,626,781 shares outstanding as of May 31, 2014. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

Name and Address	Common Stock	Series A Preferred	Ownership Percentage
Christy Management Limited (1)	-	50,000	47.79	%(2)
Asher Enterprises, Inc. (3)	4,027,498	-	3.85%
___________
(1)	The address for Cristy Management Limited is Akara Bldg, 24 De Castro Street, Wickhams Cay 1, Tortola, British Virgin Islands.
(2)	Percentage beneficial ownership as if preferred stock has been converted into shares of common stock at a ratio of 1,000 shares of common stock for every 1 share of preferred stock.
(3)	The address for Asher Enterprises, Inc. is 1 Linden Place, Great Neck, NY 1102.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by ZBS Group, LLP, for professional services rendered for the audit of the Company's annual financial statements for fiscal year ending May 31, 2014 was $15,000. The Company paid its former auditors, DeJoya Griffith & Company, LLC, $7,500 for audit and review services during fiscal year 2013.

AUDIT-RELATED FEES

The aggregate fees billed by ZBS Group, LLP, for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended May 31, 2014 and 2013, and that are not disclosed in the paragraph captioned "Audit Fees" above, were $33,000 and $12,000, respectively. The aggregate fees billed by DeJoya Griffith & Company, LLC for assurance and related services that are reasonably related to the performance of the audit or review of the Company's annual financial statements for fiscal year ending May 31, 2013 was $7,500.

TAX FEES

None.

ALL OTHER FEES

The Company has not paid its auditors any other fees for audit, audit-related, or tax services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The information required in Item 15 relating to the Company's financial statements are contained in Item 8 of this Annual Report and incorporated herein by reference.

EXHIBITS

Exhibit No.	Description of Exhibit	Footnote

3.1 (a)	Articles of Incorporation.	1

(b)	Amendment to Articles of Incorporation.	2

(c)	Amendment to Articles of Incorporation.	3

3.2	Bylaws.	4

10.1	Agreement for the Exchange of Common Stock between the Company and Silk for Less, Inc., dated as of June 3, 2011.	5

10.2	Media Campaign Agreement between the Company and TVA Media Group, Inc., dated as of June 20, 2011.	6

10.3	Escrow Agreement between the Company and Armada Sports & Entertainment, Inc., dated as of June 30, 2011.	7

10.4	Asset Purchase Agreement between the Company and USPT, LLC, dated as of August 21, 2011.	8

10.6	Memorandum of Agreement between Domark International, Inc. and Xiamen Taiyang Neng Gongsi dated February 29, 2012.	9

10.7	Master Credit Agreement between Domark International, Inc. and Infinite Funding, Inc. dated March 2, 2012.	17

10.8	Asset Purchase Agreement between Domark International Inc. and R. Thomas Kidd dated March 5, 2012	18

10.9	Employment Agreement between Domark International Inc. and R. Brentwood Strasler dated May 25, 2012.	19

10.10	Employment Agreement between Domark International Inc. and Andrew Ritchie dated June 15, 2012.	20

14	Financial Code of Ethics	21

21	Subsidiaries	22

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act.*	23

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act.*	24

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act.*	25

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes Oxley Act.*	26

99.1	Audit Committee Charter	27

99.2	Compensation Committee Charter	28

101	Interactive data files pursuant to Rule 405 of Regulation S-T.	26

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

DoMark International, Inc.

Date: August 29, 2014	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer and Principal
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of August 2014.

By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer and Director

By:	/s/ Thomas Crompton
Thomas Crompton
Chief Financial Officer