Form 10-Q
period 2014-08-31
Domark International Inc.
filed 2014-10-14
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31st, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ___________

Commission File No. 333-136247

Domark International, Inc.

(Name of small business issuer as specified in its charter)

Nevada	20-4647578
(State of Incorporation)	(IRS Employer Identification No.)

34 King Street, East Suite 1102

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

As of August 31, 2014, there were 1,760,869,080 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding and there are zero shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

DOMARK INTERNATIONAL, INC.

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.
	Consolidated Balance Sheets August 31, 2014 (unaudited) and May 31, 2014	3-4
	Consolidated Statements of Operations three months ending August 31, 2014 and August 31, 2013 (unaudited)	5
	Consolidated Statements of Cash Flows three months ending August 31, 2014 and August 31, 2013 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7-18

Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosure	23

Item 5.	Other information	23

Item 6.	Exhibits	23

PART I – CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

DOMARK INTERNATIONAL, INC.

 CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31, 2014	May 31, 2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$460
Loan receivable from consultant	36,203	36,203
Prepaid expenses	4,500	4,500
TOTAL CURRENT ASSETS	40,703	41,163

INVESTMENTS	1,144,166	1,144,166

OTHER ASSETS

Patents, net of accumulated amortization of $6,105 and $3,605, respectively	64,397	66,897

Licenses, net of accumulated amortization of $111,758 and $60,890, respectively	198,242	249,102

TOTAL OTHER ASSETS	262,639	315,999

TOTAL ASSETS	$1,447,508	$1,501,328

See notes to interim consolidated financial statements.

DOMARK INTERNATIONAL, INC.

 CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

	August 31, 2014	May 31, 2014
	(Unaudited)
CURRENT LIABILITIES
Bank overdraft	$35	$-
Note payable to bank	180,000	180,000
Accounts payable and accrued expenses	61,741	56,940
Amounts due under Licensing Agreement with Wazzamba S.A.	224,924	224,925
Loans payable to consultants and stockholders	167,636	188,972
Convertible notes payable (net of unamortized discounts of $742,235 and $674,886, respectively)	22,936	67,414
Derivative liability for convertible notes payable	1,941,872	1,748,982
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	2,599,144	2,467,233

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series A convertible preferred stock - issued and outstanding 50,000 shares	50	50
Common stock, $0.001 par value, authorized 4,000,000,000 shares:
1,885,668,882 & 801,626,781 issued, 1,760,869,080 and 676,806,979 shares outstanding as August 31, 2014 & May 31, 2014 respectively	1,885,668	801,627

Less: Treasury Stock (124,819,820 shares) as of August 31 & May 31, 2014	(124,820)	(124,820)
Common stock payable	858,000	858,000
Additional paid in capital	42,930,750	43,529,923
Accumulated other comprehensive loss	(100,201)	(88,551)
Accumulated deficit	(46,601,083)	(45,942,134)

TOTAL STOCKHOLDERS' DEFICIT	(1,151,636)	(965,905)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,447,508	$1,501,328

See notes to interim consolidated financial statements.

DOMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For three months ended August 31, 2014	For three months ended August 31, 2013

Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
General and administrative	209,643	259,443
Stock-based compensation - consultants	55,623	453,825
Depreciation expense	53,360	360

Total operating expenses	318,626	713,628

Loss from operations	(318,626)	(713,628)

Other income (expense):
Revaluation of derivative liability for convertible notes	(192,890)	14,976
Interest expense	(147,433)	(64,958)

Total other income (expense)	(340,323)	(49,982)

Net loss	$(658,976)	$(763,610)

Statement of Comprehensive Loss
Net loss	(658,949)	(763,610)
Other Comprehensive Loss
Foreign Currency Adjustment	(11,650)	-

Total Comprehensive Loss	(670,599)	(763,610)
Net loss per common share, basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding	1,077,885,876	64,522,176

See notes to interim consolidated financial statements.

DOMARK INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	August 31, 2014	August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(658,976)	$(763,610)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,360	360

Common stock issued as compensation	55,623	453,825
Non cash interest expense	147,433	64,958
Loss (gain) on derivative valuation	192,890	(14,976)

Changes in operating assets and liabilities:

Prepaid expenses	-	1
Accounts payable and accrued expenses	4,801	(10,509)
Accounts payable -related party	(21,336)	-

Net cash used in operating activities	(226,178)	(259,951)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for investments	-	(127,902)
Cash paid for loan receivable from consultant	-	(36,203)

Net cash used in investing activities	-	(164,105)

Total Comprehensive Loss	(11,650)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	128,448	282,500
Proceeds from loans payable to consultants and stockholders	108,885	155,199

Net cash provided by financing activities	237,333	437,699

Net increase (decrease) in cash and cash equivalents	(495)	13,643
CASH BALANCE BEGINNING OF PERIOD	460	20

CASH BALANCE/(BANK OVERDRAFT) END OF PERIOD	$(35)	$13,663

Cash paid for interest	$20,424	$-
Cash paid for taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of loans payable to consultants and stockholders	$55,623	$-
Shares issued for settlement of convertible notes payable	$237,940	$147,941
Shares issued for patent acquisition	$-	$35,500
Shares issued for equity interests in Imagic Ltd	$-	$697,500

See notes to interim consolidated financial statements.

DOMARK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND AUGUST 31, 2013

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

NOTE 3 – BASIS OF PRESENTATION

The unaudited consolidated financial statements as of August 31, 2014 and for the three months ended August 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of August 31, 2014 and the results of operations and cash flows for the three months ended August 31, 2014 and 2013. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three month period August 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2015. The consolidated balance sheet at May 31, 2014 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended May 31, 2014 as included in our annual report on Form 10-K.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTNG PRONOUNCEMENTS

In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. As permitted by ASU 2014-10, the Company has elected early application of this standard for the accompanying consolidated financial statements for the Quarter ended August 31, 2014 and year ended May 31, 2014. The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

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

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit. The Company and its subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our consolidated statements of income related to the recurring measurement and settlement of such transactions. The translation rates as of August 31, 2014 were $1.00 US to $.92 Canadian.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could differ from those estimates.

The primary management estimates included in these condensed consolidated financial statements are the fair value of Company stock tendered in various non-monetary transactions and the fair value of the derivative liability for convertible notes payable.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At August 31, 2014 there weren’t any cash or cash equivalents. At May 31, 2014, cash and cash equivalents, or amounts due bank, consisted only of cash overdraft in the bank.

LOANS RECEIVABLE CONSULTANT

The loan receivable consultants are a short term, less than one year note, due July 15, 2015, non-interest bearing

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

For the three months ended August 31, 2014 and 2013, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Common Shares Equivalent
	Three Months Ended August 31,
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

NOTE 5 – INVESTMENTS

Investments consist of:

	August 31, 2014	May 31, 2014

Imagic Ltd. - 40% equity interest	$1,094,166	$1,094,166
Barefoot Science Products & Services Inc. - 15% equity interest	50,000	50,000
Total	$1,144,166	$1,144,166

The cost of the 40% equity interest in Imagic Ltd. at August 31, 2014 consists of:

July 22, 2013 issuance of 7,500,000 shares of DoMark common stock to Imagic Ltd.	$697,500
December 3, 2013 issuance of 8,000,000 shares of DoMark common stock to Meadow Grove Ltd. in exchange for 9% equity interest in Imagic Ltd.	96,005
Cash payments to or for the benefit of Imagic Ltd.	150,661
Payments from Foremark Holdings to Imagic Ltd. in exchange for DoMark notes payable to Foremark Holdings	150,000
Total	$1,094,166

Imagic is a privately owned company registered in Gibraltar which owns proprietary product designs for its Digilink and Game Control products. Imagic shares are not quoted or traded on any securities exchange or in any recognized over-the counter market. Imagic is accounted for on the equity method of accounting. The Company consolidates entities that we control. The Company accounts for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If the Company does not exercise significant influence, we account for the investment using the cost method of accounting. Imagic did not have any revenues or expenses for the period ended August 31, 2014.

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

At August 31, 2014, the Company has a recorded intangible asset for “Licensing Agreement with Wazzamba SA” in the amount of $300,000, and included the liability under the Licenses net of accumulated amortization. Commencing March 1, 2014, the Company will amortize the $300,000 intangible asset on a straight line basis over the remaining 17 months of the Initial Term ending July 31, 2015 (approximately $17,647 per month).

On March 27, 2014, the Company paid $25,000 of the first $100,000 “Flat Fee” installment due the Licensor under the agreement. The other $75,000 due is presently past due.

Licenses, net of accumulated amortization are as follows:

	August 31, 2014	May 31, 2014
Wazzamba, S.A .	$300,000	$300,000
Bioharmonics	10,000	10,000
Subtotal	310,000	310,000
Accumulated amortization	(111,758)	(60,898)

Total	$198,242	$249,102

NOTE 7 – NOTE PAYABLE TO BANK

In December 2013, the Company entered into a Loan Agreement with a bank located in Maryland. The related Promissory Note in the amount of $180,000 bears interest at a rate at 10% payable monthly, and is due in full on December 31, 2014, and is secured by a 25,000,000 shares of Domark International, Inc (Common Stock Reserve as defined in the Loan Agreement), a Guaranty of Payment from the Company’s chief financial officer and his wife, and certain real property owned by the Company’s chief financial officer and his wife.

NOTE 8 – LOANS PAYABLE TO CONSULTANTS AND STOCKHOLDERS

Loans payable to consultants and stockholders consist of:

	August 31, 2014	May 31, 2014
Consultant and stockholder	$80,068	$90,402
President of DoMark	47,368	47,500
Non - Exec Chairman of Domark	-	11,875
Chairman of Barefoot Science and affiliate	21,500	21,500
Consultant	16,097	16,097
Consultant	2,603	1,598
Total	$167,636	$188,972

The loans are informal and do not provide for interest or a stated maturity date.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At August 31, 2014, the convertible notes payable consisted of

Date of Note	Noteholder	Interest Rate	Maturity Date	Principal Amount		Unamortized Debt Discount	Net Carrying Amount
12/09/13	JMJ Financial Inc.	10%	12/09/14	50,000	(i)	46,585	3,415
02/13/14	JMJ Financial Inc.	10%	08/13/14	10,364	(i)	10,364	0
02/19/14	Iconic Holdings, LLC	10%	09/19/14	30,000	(a)	29,065	935
2/26/14	LG Capital, Inc.	8%	09/26/14	25,475	(a)	25,475	0
03/07/14	JSJ Investments, Inc	12%	10/07/14	30,000	(g)	27,278	2,722
03/28/14	Redwood Fund, III	10%	09/28/14	50,000	(f)	48,757	1,243
03/28/14	Redwood Management	10%	09/28/14	50,000	(g)	48,757	1,243
03/28/14	Asher Enterprises, Inc	8%	09/28/14	42,500	(l)	34,060	8,440
04/14/14	WHC Capital, Inc	12%	10/14/14	53,000	(i)	51,716	1,284
04/11/14	Tonaquint Inc	12%	10/11/14	47,000	(g)	45,797	1,203
04/24/14	JSJ Investments, Inc		10/24/14	50,000	(g)	48,757	1,243
05/12/14	Iconic Holdings, LLC.	10%	11/12/14	55,000	(g)	54,625	375
05/14/14	KGM Worldwide, Inc	8%	11/14/14	32,500	(l)	32,187	313
06/12/14	Adar Bays, LLC.	8%	12/12/15	52,500	(g)	52,363	137
06/23/14	JMJ Financial, Inc.	10%	12/23/14	50,000	(i)	49,864	136
07/03/14	LG Capital, Inc	8%	01/03/15	36,750	(a)	36,622	128
07/22/14	Redwood Fund, III	10%	01/22/15	100,082	(f)	99,963	119
Totals				$765,171		$742,235	$22,936

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

Common Stock Issuances

On May 14, 2014, the Company reversed 15,483,636 shares of common stock for JSJ Investments, Inc. in cancellation of $8,516 principal amount of convertible notes payable.

On June 3, 2014, the Company issued 19,408,888 shares of common stock for JSJ Investments, Inc. in satisfaction of $8,734 principal amount of convertible notes payable.

On June 4, 2014, the Company issued 8,111,111 shares of common stock for Asher Enterprises, Inc. in satisfaction of $7,300 of principal amount of convertible notes payable.

On June 11, 2014, the Company issued 14,423,077 shares of common stock for Gel Properties, Inc. in satisfaction of $7,500 of principal amount of convertible notes payable.

On June 20, 2014, the Company issued 11,363,636 shares of common stock for Gel Properties, Inc. in satisfaction of $5,000 of principal amount of convertible noted payable.

On June 22, 2014, the Company issued 20,000,000 shares of common stock for JMJ Financial, Inc. in satisfaction of $14,400 of principal amount of convertible notes payable.

On June 25, 2014, the Company issued 13,200,479 shares of common stock (valued at $14,521) in connection with consulting services rendered for Meadow Grove, LTD.

On June 26, 2014, the Company issued 12,500,000 shares of common stock for Gel Properties, Inc. in satisfaction of $17,500 of principal amount of convertible notes payable.

On June 30, 2014, the Company issued 66,920,560 shares of common stock for Iconic Holdings, LLC. in satisfaction of $16,730 of principal amount of convertible notes payable.

On June 30, 2014, the Company issued 12,750,000 shares of common stock to Gel Properties, Inc. in satisfaction of $5,100 of principal amount of convertible noted payable.

On July 2, 2014, the Company issued 28,771,780 shares of common stock to LG Capital, Inc. in satisfaction of $11,509 principal amount of convertible notes payable.

On July 10, 2014, the Company issued 28,571,429 shares of common stock to Gel Properties, Inc.in satisfaction of $8,000 principal amount of convertible notes payable..

On July 14, 2014, the Company issued 34,090,909 shares of common stock to Asher Enterprises, Inc. in satisfaction of $ 15,000 principal amount of convertible notes payable.

On July 14, 2014, the Company issued 31,807,632 shares of common stock to LG Capital, Inc. in satisfaction of $8,906 principal amount of convertible notes payable.

On July 14, 2014, the Company issued 42,857,143 shares of common stock to Asher Enterprises, Inc. in satisfaction of $15,000 principal amount of principal amount of convertible notes payable.

On July 18, 2014, the Company issued 26,660,687 shares of common stock to Gel Properties, Inc. in satisfaction of $4,400 principal amount of convertible notes payable.

On July 17, 2014, the Company issued 31,034,483 shares of common stock to Asher Enterprises, Inc. in satisfaction of $9,000 principal amount of convertible notes payable.

On July 25, 2014, the Company issued 32,832,191 shares of common stock to LG Capital, Inc. in satisfaction of $5,253 principal amount of convertible notes payable.

On July 31, 2014 the Company issued 52,630,136 shares of common stock to LG Capital, Inc in satisfaction of $8,000 principal amount of convertible notes payable..

On July 31, 2014, the Company issued 41,000,000 shares of common stock to JMJ Financial, Inc. in satisfaction of $38,084 principal amount of convertible notes payable.

On August 4, 2014, the Company issued 59,358,732 shares of common stock to LG Capital, Inc. in satisfaction of $9,497 principal amount of convertible notes payable.

On August 6, 2014, the Company issued 56,659,863 shares of common stock to LG Capital, Inc in satisfaction of $9,065 principal amount of convertible noted payable.

On August 7, 2014,, the Company issued 57,000,000 shares of common stock to JMJ Financial, Inc. in satisfaction of $13,680 principal amount of convertible notes payable.

On August 13, 2014, the Company issued 140,000,000 shares of common stock to Davis in satisfaction of $41,102 principal amount of loan payable.

On August 14, 2014 the Company issued 57,692,308 shares of common stock to Asher Enterprises, Inc. in satisfaction of $15,000 principal amount of convertible notes payable.

On August 16, 2014, the Company issued 59,130,435 shares of common stock to Asher Enterprises, Inc. in satisfaction of $15,374 principal amount of convertible notes payable.

On August 18, 2014, the Company issued 78,000,000 shares of common stock to JMJ Financial, Inc. in satisfaction of $14,040 principal amount of convertible notes payable.

On August 29, 2014, the Company issued 62,753,278 shares of common stock to LG Capital, Inc. in satisfaction of $4,706 principal amount of convertible notes payable.

Warrants to Purchase Common Stock

A summary of warrant activity for the three months ended August 31, 2014 and for the year ended May 31, 2014 are as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at May 31, 2012	-	$-
Granted	850,000	0.42
Exercised	-	-
Cancelled	-	-

Outstanding at May 31, 2013	850,000	0.42
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at August 31, 2014	850,000	$0.42

Warrants outstanding at August 31, 2014 consist of:

Date Granted	Number Outstanding	Exercise price	Expiration Date
May 25, 2012	100,000	$1.00	May 25, 2015
June 12, 2012	150,000	$1.00	June 12, 2015
June 26, 2012	100,000	$1.00	June 26, 2015
January 1, 2012	500,000	$0.01	January 1, 2015

Totals	850,000

NOTE 11— FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILIITY

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Companyuses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

During the period ended August 31,, 2014 the Company entered into several convertible note agreements. The conversion option and the outstanding common stock warrants on that date which were tainted by the convertible note were classified as derivative liabilities at their fair value on the date of issuance.

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

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of stock price =100%, risk free rate varying from 8 to 12 % and an expected term equal to the remaining conversion of the note.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at August 31, 2014.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability- August 31, 2014	-	-	1,941,872	1,941,872
Derivative liability- May 31, 2014	-	-	1,748,982	1,748,982

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

Lease Agreement

On August 1, 2013, the Company entered into an office lease in Toronto, Ontario, Canada for a five year period. At August 31, 2014, the future lease commitments on this lease for the years ended May 31, are as follows, and are in U.S. dollars:

2015	$33,793
2016	47,616
2017	47,616
2018	47,616
Thereafter	7,936

Total	$184,576

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On July 22, 2014 the Company increased the number of authorized shares of common stock to 4,000,000,000.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities, sales of our common stock, and loans from shareholders and 3rd party financiers. Currently, the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 in the three months ended August 31, 2014 from the sale of our common stock. The Company will continue to require financing from loans and notes payable until such time as our business has generated income sufficient to carry our operating costs.

Cash used by operating activities for the three month period ended August 31, 2014 was $226,178 compared to $269,951 for the same period in 2013. Stock-based compensation for the three month period ended August 31, 2014 was $55,623 as compared to $453,825 for the three month period ended August 31, 2013.

Cash used in investing activities was $0 for the three month period ended August 31, 2014 compared to $154,105 for the three month period ended August 31, 2013. Cash provided by financing activities was $237,333 for the three month period ended August 31, 2014 versus $437,699 for the three month period ended August 31, 2013. Financing activities consisted of cash received from related parties and promissory convertible notes payable.

OTHER CONSIDERATIONS

There are numerous factors that affect the Company's business and the results of its consolidated operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for services, the level and intensity of competition, and our ability to continue to improve our infrastructure, including personnel and systems, to keep pace with our anticipated rapid growth in the development of our business.

RESULTS OF CONDENSED CONSOIDATED OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2014 VS. AUGUST 31, 2013

The Company did not have any revenues for the three months ending August 31, 2014, and August 31, 2013.

Total operating expenses for the three months ending August 31, 2014 were $209,643 compared to $259,443 for the same three month period in 2013. The decrease is primarily due to the lesser consulting amounts for the period ending August 31, 2014.

The net loss for the three months ending August 31, 2014 amounted to $670,599 for a net loss per share of $0.00, vs. a net loss of $763,610 and a net loss per share of $0.01 for the same three month period ending in 2013.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, November 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2014. Management is working on hiring other responsibilities to add some internal control procedures.

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2014.

There were no changes in our internal control over financial reporting that occurred during the period ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Controls are being put in place for daily operations which will allow for controlled cash management and oversite.

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

Because each of the VLFE Case and the AHIFO Case have been stayed and because discovery in those cases is not complete, the Company has determined that the probability of any loss is remote and that the amount of any damages, if any were determined adverse to the Company, would not be reasonably estimable. The Company believes that it has meritorious claims against the opposing parties with respect to the Victory Lane Agreement and that the claims asserted against it are not meritorious. The Company intends to defend itself vigorously

ITEM 1A - RISK FACTORS

Not required.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended August 31, 2014.

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

______________

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

DOMARK INTERNATIONAL, INC. REGISTRANT

Date: October 14, 2014	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the undersigned on behalf of the registrant and in the capacities indicated on the 14th day of October 2014.

By:	/s/ Thomas Crompton
Thomas Crompton
Chief Financial Officer

