Form 10-Q
period 2014-11-30
Domark International Inc.
filed 2015-01-20
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30th, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File No. 000-55099

Domark International, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-4647578
(State of Incorporation)	(IRS Employer Identification No.)

34 King Street, East

Suite 1102

Toronto, Ontario M5C1E9

(416) 400-4421

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Nonaccelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b2 of the Exchange Act) Yes ☐ No ☒

As of November 30, 2014, there were 5,624,995,392 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding and there are zero shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

DOMARK INTERNATIONAL, INC.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosure	21

Item 5.	Other information	21

Item 6.	Exhibits	22

PART I – CONSOLIDATED FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

DOMARK INTERNATIONAL, INC.

 CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30,	May 31,
	2014	2014
	( Unaudited )

CURRENT ASSETS
Cash and cash equivalents	$-	$460
Loan receivable from consultant	36,203	36,203
Prepaid expenses	4,500	4,500
TOTAL CURRENT ASSETS	40,703	41,163

INVESTMENTS	1,144,166	1,144,166

OTHER ASSETS
Patents, net of accumulated amortization of $8,605 and $3,605, respectively	61,897	66,897
Licenses, net of accumulated amortization of $162,618 and $60,898 respectively	147,382	249,102
TOTAL OTHER ASSETS	209,279	315,999

TOTAL ASSETS	$1,394,148	$1,501,328

See notes to interim consolidated financial statements.

DOMARK INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

	November 30,	May 31,
	2014	2014
	( Unaudited )

CURRENT LIABILITIES
Bank overdraft	$18	$-
Note payable to bank	180,000	180,000
Accounts payable and accrued expenses	61,765	56,940
Amounts due under Licensing Agreement with Wazzamba SA	224,924	224,925
Loans payable to consultants and stockholders	181,328	188,972
Convertible notes payable (net of unamortized discounts of $526,993 and $674,886 respectively)	140,044	67,414
Derivative liability for convertible notes payable	2,416,159	1,748,982
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	3,204,238	2,467,233

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series A convertible preferred stock – issued and outstanding
50,000 shares as of November 30, 2014 & May 31, 2014	50	50
Convertible preferred stock series B, $0.0001 par value,
Authorized: 10,000,000	-	-
Common stock, $0.001 par value, authorized 7,500,000,000 shares:
5,749,811,000 and 801,627,000 shares issued,
and 5,749,811,000 and 801,627,000 shares outstanding,
as of November 30, 2014 & May 31, 2014	5,749,811	801,627

Less: Treasury stock (124,819,802 shares) as of November 30, 2014 and May 30, 2014	(124,820)	(124,820)
Common stock payable	858,000	858,000
Additional paid in capital	39,176,795	43,529,923
Accumulated other comprehensive income (loss)	(112,240)	(88,551)
Accumulated deficit	(47,357,686)	(45,942,134)

TOTAL STOCKHOLDERS’ DEFICIT	(1,810,090)	(965,905)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,394,148	$1,501,328

See notes to interim consolidated financial statements.

DOMARK INTERNATIONAL, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the six	For the six
	Months	months	months	months
	Ending	ending	ending	ending
	November 30,	November 30,	November 30,	November 30,
	2014	2013	2014	2013

Sales	$-	$-	$-	$-
Cost of sales
Gross profit

Operating expenses:
General and administrative	32,163	259,559	241,806	519,002
Stock-based compensation - Consultants	0	59,850	55,620	513,675
Stock-based compensation - Salaries and wages	0	55,350	-	-
Depreciation and amortization expense	53,360	360	106,720	720
Total operating expenses	85,523	319,769	404,146	1,033,397

Loss from operations	(85,523)	(319,769)	(427,835)	(1,033,397)

Other income (expense):
Other income	-	-	-	-
Revaluation of derivative liability for convertible notes	(474,291)	(176,720)	(667,181)	(161,744)
Interest expense	(196,797)	(23,045)	(344,230)	(88,003)
Total other income (expense)	(671,088)	(199,765)	(1,011,411)	(249,747)

Net Loss	(756,611)	(519,534)	(1,415,557)	(1,283,144)

Statement of Comprehensive Income:
Net Loss	(756,611)	(519,534)	(1,415,557)	(1,283,144)

Other Comprehensive loss
Foreign currency adjustment	(12,039)	0	(23,689)	0
	(12,039)	0	(23,689)	0

Total Comprehensive Loss	$(768,650)	$(519,534)	$(1,439,246)	$(1,283,144)

Net loss per common shares, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Weighted average common shares outstanding	2, 855,059,171	87,316,592	2,625,689,405	75,919,384

See notes to interim consolidated financial statements.

DOMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	November 30,	November 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,415,557)	$(1,283,144)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,720	720
Common stock issued for compensation - consultants	55,620	513,675
Common stock issued as compensation	-	453,825
Non cash interest expense	344,230	88.003
Loss (gain) on derivative valuation	667,181	161,744

Changes in operating assets and liabilities:

Prepaid expenses	-	1
Accounts payable and accrued expenses	(4,823)	32,303
Accounts payable related party	7,644	-

Net cash used in operating activities	(238,985)	(486,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for investments	-	(134,149)
Cash paid for loan receivable from consultant	-	(36,203)

Net cash used in investing activities	-	(170,352)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	138,829	442,500
Proceeds from loans payable to consultants and stockholders	123,367	224,499
Payments made on loans payable to consultants and stockholders	-	(10,007)
Net cash provided by financing activities	262,196	656,992

Total Comprehensive Loss - effects of exchange rate changes on cash	(23,689)	-

Net increase (decrease) in cash and cash equivalents	(478)	(58)
CASH BALANCE BEGINNING OF PERIOD	460	20

CASH BALANCE/(BANK OVERDRAFT) END OF PERIOD	$(18)	$(38)

Cash paid for interest	$20,424	$-
Cash paid for taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of loans payable to consultants and stockholders	$55,623	$52,500
Shares issued for settlement of convertible notes payable	$391,584	$272,362
Shares issued for patent acquisition	$-	$35,500
Shares issued for equity interests in Imagic Ltd	$-	$697,500

 See notes to interim consolidated financial statements.

DOMARK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDING November 30, 2014 AND November 30, 2013

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

On March 5, 2012, the Company entered into an Asset Purchase Agreement with its then controlling shareholder, R. Thomas Kidd, for the sale of the Company’s subsidiary Armada Armada/The Golf Championships and certain assets related thereto. The Company relied upon Accounting Standards Codification (“ASC”) Topic Nos, 8602025 and 8602040 to record the sale. The fair value of the transaction was measured at the fair value of the assets less any liabilities sold.

On February 29, 2012, the Company formed a new wholly owned subsidiary, Solarwerks, Inc. in the state of Nevada, for the purposes of entering the business of marketing specialized solar consumer electronics. Solarwerks' current focus is to develop and distribute the SolaPad, a combined cover and charging system for Apple's iPad; and the SolaCase, a combined cover and charging system for all versions of Apple's iPhone. Solarwerks competes in a market that also includes 3D Systems (DDD), Dell (DELL) and Hewlett Packard (HPQ). Solarwerks, Inc. is currently in default with the Nevada Secretary of State.

On June 20, 2012, the Company formed a new whollyowned subsidiary, MuscleFoot Inc. in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system of Barefoot Science. MuscleFoot Inc. is currently in default with the Nevada Secretary of State.

On July 20, 2012, the Company formed a new whollyowned subsidiary, DoMark Canada Inc. in the province of Ontario for the purpose of supporting the Company’s corporate operations based in Toronto, Ontario, Canada.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors, promissory notes from lenders, and the support of certain stockholders.

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

NOTE 3 – BASIS OF PRESENTATION

The unaudited consolidated financial statements as of November 30, 2014 and for the six months ended November 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with instructions to Form 10Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of August 31, 2014 and the results of operations and cash flows for the three months ended August 31, 2014 and 2013. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the six month period November 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2015. The consolidated balance sheet at November 30, 2014 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended May 31, 2014 as included in our annual report on Form 10K.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTNG PRONOUNCEMENTS

In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 201410, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 201410”). ASU 201410 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inceptiontodate information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. As permitted by ASU 201410, the Company has elected early application of this standard for the accompanying consolidated financial statements for the Quarter ended November 30, 2014 and year ended May 31, 2014. The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its subsidiaries. The accompanying consolidated financial statements include the parent entity of DoMark International, Inc. and its wholly owned subsidiaries, Domark Canada, Inc., Solarwerks, Inc., MuscleFoot, Inc. The Company has relied upon the guidance provided by ASC Topic No. 81010153.

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit. The Company and its subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our consolidated statements of income related to the recurring measurement and settlement of such transactions. The translation rates as of November 30, 2014 were $1.00 US to $.875 Canadian.

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

The primary management estimates included in these condensed consolidated financial statements are the fair value of Company stock tendered in various nonmonetary transactions and the fair value of the derivative liability for convertible notes payable.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At November 30, 2014 there weren’t any cash or cash equivalents. At May 31, 2014, cash and cash equivalents consisted only of cash in the bank.

LOANS RECEIVABLE CONSULTANT

The loan receivable consultants are a short term, less than one year note, due July 15, 2015, noninterest bearing.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dilutive net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive securities (such as convertible notes payable, convertible preferred stock, and warrants) outstanding during the relevant period. Dilutive securities having an antidilutive effect on diluted net loss per common share are excluded from the calculation.

For the six months ending November 30, 2014 and 2013, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was antidilutive:

	Common Shares Equivalent
	Six Months Ended November 30,
	2014	2013
Convertible notes payable	307,459,536	2,163,265
Series A convertible preferred stock	50,000,000	50,000,000
Warrants	850,000	850,000

Total common shares equivalent	358,309,536	53,013,265

INTANGIBLE ASSETS

Intangible assets are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets.

IMPAIRMENT OF LONGLIVED ASSETS

In accordance with ASC Topic No. 3601040, longlived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment annually. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

STOCKBASED COMPENSATION

The Company accounts for share based payments in accordance with ASC Topic No. 718, Compensation Stock Compensation, which requires all sharebased payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 71810309, Measurement Objective Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For stock options, the Company uses the BlackScholes option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

ASC Topic No. 505, "CompensationStock Compensation", establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to nonemployees for goods or services. Under this method, stock compensation expense includes compensation expense for all stockbased compensation awards granted on or after January 1, 2006, based on the grantdate fair value estimated in accordance with the provisions of ASC 505.

RESEARCH AND DEVELOPMENT

All research and development expenditures are expensed as incurred.

REVENUE RECOGNITION

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured.

NOTE 5 – INVESTMENTS

Investments consist of:

	November 30,	May 31,
	2014	2014

Imagic Ltd. 40% equity interest	$1,094,166	$1,094,166
Barefoot Science Products & Services Inc. 15% equity interest	50,000	50,000
Total	$1,144,166	$1,144,166

The cost of the 40% equity interest in Imagic Ltd. at November 30, 2014 consists of:

July 22, 2013 issuance of 7,500,000 shares of DoMark common stock to Imagic Ltd.	$697,500
December 3, 2013 issuance of 8,000,000 shares of DoMark common stock to Meadow Grove Ltd. in exchange for 9% equity interest in Imagic Ltd.	96,005
Cash payments to or for the benefit of Imagic Ltd.	150,661
Payments from Foremark Holdings to Imagic Ltd. in exchange for DoMark notes payable to Foremark Holdings	150,000
Total	$1,094,166

Imagic is a privately owned company registered in Gibraltar which owns proprietary product designs for its Digilink and Game Control products. Imagic shares are not quoted or traded on any securities exchange or in any recognized overthe counter market. Imagic is accounted for on the equity method of accounting. The Company consolidates entities that we control. The Company accounts for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If the Company does not exercise significant influence, we account for the investment using the cost method of accounting. Imagic did not have any revenues or expenses for the period ended November 30, 2014.

NOTE 6 – LICENSING AGREEMENT WITH WAZZAMBA SA

During the three months ended February 28, 2014, the Company executed a Licensing Agreement with Wazzamba SA (the “Licensor”). The agreement provides the Company an exclusive license to use certain technology (which permits thirdparty subscribers to integrate a fully equipped online shop into their websites) in Canada and the United States for an initial term ending July 31, 2015. The agreement provides for the Company to pay the Licensor “Flat Fee” compensation of $ 300,000 in 3 installments of $100,000 each (first installment payable within 5 days of the signing of the agreement, second installment payable on July 1, 2014, and third installment payable on February 1, 2015) plus “Revenue Share” compensation equal to 50% of Net Commissions generated by the Company payable monthly. In the event that the Company does not generate $500,000 in Net Commissions by January 31, 2015, the Licensor has the right to cancel the agreement with one month notice (in which case the third $100,000 installment will no longer be due). With respect to an Extended License Term after July 31, 2015, the agreement provides the Company a right of first refusal to match any offer received by the Licensor from a third party.

At November 30, 2014, the Company has a recorded intangible asset for “Licensing Agreement with Wazzamba SA” in the amount of $300,000, and included the liability under the Licenses net of accumulated amortization. Commencing March 1, 2014, the Company will amortize the $300,000 intangible asset on a straight line basis over the remaining 17 months of the Initial Term ending July 31, 2015 (approximately $17,647 per month).

On March 27, 2014, the Company paid $25,000 of the first $100,000 “Flat Fee” installment due the Licensor under the agreement. The other $75,000 due is presently past due.

Licenses, net of accumulated amortization are as follows:

	November 30,	May 31,
	2014	2014
Wazzamba, S.A .	$300,000	$300,000
Bioharmonics	10,000	10,000
Subtotal	310,000	310,000
Accumulated amortization	(162,618)	(60,898)
Total	$147,382	$249,102

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

NOTE 8 – LOANS PAYABLE TO CONSULTANTS AND STOCKHOLDERS

Loans payable to consultants and stockholders consist of:

	November 30,	May 31,
	2014	2014
Consultant and stockholder	$80,796	$90,402
President of DoMark	45,850	47,500
Non Exec Chairman of Domark	-	11,875
Chairman of Barefoot Science and affiliate	21,500	21,500
Consultant	16,097	16,097
Consultant	17,085	1,598
Total	$181,328	$188,972

The loans are informal and do not provide for interest or a stated maturity date.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At November 30, 2014, the convertible notes payable consisted of;

				Principal		Unamortized	Net Carrying
Date of Note	Noteholder	Interest Rate	Maturity Date	Amount		Debt Discount	Amount
12/19/13	JMJ Financial Inc.	10%	12/19/14	43,922	(i)	27,731	16,191
2/26/14	LG Capital Funding, Inc.	8%	09/26/14	9,467	(a)	9,467	0
03/07/14	JSJ Investments, Inc	12%	10/07/14	19,828	(g)	19,374	454
03/28/14	Redwood Fund, III	10%	09/28/14	38,409	(f)	38,409	0
03/28/14	Redwood Management, LLC	10%	09/28/14	50,000	(g)	30,191	19,809
03/28/14	Asher Enterprises, Inc	8%	09/28/14	12,040	(l)	12,040	0
04/14/14	WHC Capital, Inc	12%	10/14/14	43,000	(i)	39,138	3,862
04/11/14	Tonaquint Inc	12%	10/11/14	48,246	(g)	28,296	19,950
04/24/14	JSJ Investments, Inc		10/24/14	50,000	(g)	30,191	19,809
05/12/14	Iconic Holdings, LLC.	10%	11/12/14	49,793	(g)	39,222	10,571
05/14/14	KGM Worldwide, Inc	8%	11/14/14	32,500	(l)	22,450	10,050
06/12/14	Adar Bays, LLC.	8%	12/12/15	52,500	(g)	40,765	11,735
06/23/14	JMJ Financial, Inc.	10%	12/23/14	50,000	(i)	38,568	11,432
07/03/14	LG Capital, Inc	8%	01/03/15	36,750	(a)	27,789	8,961
07/22/14	Redwood Fund, III	10%	01/22/15	100,082	(g)	93,257	6,825
8/14/14	KBM Worldwide, Inc	8%	2/14/15	27,500	(i)	27,156	344
10/8//14	LG Capital Funding, Inc.	8%	04/8/15	3,000	(a)	2,949	51
Totals				$667,037		$526,993	$140,044

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

Common Stock Issuances

On September 4, 2014, the Company issued 70,000,000 shares of common stock for JMJ Financial, Inc. in satisfaction of $14,040 principal amount of convertible notes payable.

On September 4, 2014, the Company issued 170,760,000 shares of common stock for Iconic Holdings, LLC in satisfaction of $8,538 of principal amount of convertible notes payable.

On September 12, 2014, the Company issued 78,759,945 shares of common stock for LG Capital, Inc. in satisfaction of $3,938 of principal amount of convertible notes payable.

On September 19, 2014, the Company issued 170,760,000 shares of common stock for Iconic Holdings, LLC in satisfaction of $8,538 of principal amount of convertible notes payable

On September 19, 2014, the Company issued 93,841,481 shares of common stock for JSJ Investments, Inc. in satisfaction of $4,692 of principal amount of convertible notes payable.

On September 19, 2014, the Company issued 100,271,400 shares of common stock for LG Capital, Inc. in satisfaction of $5,014 of principal amount of convertible notes payable.

On September 19, 2014, the Company issued 100,000,000 shares of common stock for JMJ Financial, Inc. in satisfaction of $12,000 of principal amount of convertible notes payable.

On September 23, 2014, the Company issued 98,439,714 shares of common stock for JSJ Investments, Inc. in satisfaction of $4,922 of principal amount of convertible notes payable.

On October 1, 2014, the Company issued 103,263,260 shares of common stock for JSJ Investments, Inc. in satisfaction of $2,582 of principal amount of convertible notes payable.

On October 1, 2014, the Company issued 265,320,000 shares of common stock for Iconic Holdings, LLC. in satisfaction of $6,633 of principal amount of convertible notes payable.

On October 1, 2014, the Company issued 105,000,000 shares of common stock for JMJ Financial, Inc. in satisfaction of $6,300 of principal amount of convertible notes payable.

On October 1, 2014, the Company issued 133,984,700 shares of common stock for Redwood Fund, III in satisfaction of $2,680 of principal amount of convertible notes payable.

On October 1, 2014, the Company issued 141,004,800 shares of common stock to Redwood Fund III, Inc. in satisfaction of $2,680 of principal amount of convertible notes payable.

On October 16, 2014, the Company issued 64,500,000 shares of common stock to KBM Worldwide, Inc., Inc. in satisfaction of $3,225 principal amount of convertible notes payable.

On October 16, 2014, the Company issued 87,800,000 shares of common stock to KBM Worldwide, Inc.in satisfaction of $4,390 principal amount of convertible notes payable..

On October 16, 2014, the Company issued 92,480,000 shares of common stock to WHC Captial, Inc. in satisfaction of $4,624 principal amount of convertible notes payable.

On October 16, 2014, the Company issued 175,750,000 shares of common stock to Tonaquint, Inc. in satisfaction of $4,393 principal amount of convertible notes payable.

On October 20, 2014, the Company issued 152,300,000 shares of common stock to KBM Worldwide, Inc. in satisfaction of $7,615 principal amount of convertible notes payable.

On October 20, 2014, the Company issued 148,392,800 shares of common stock to Redwood Fund, III, Inc. in satisfaction of $2,968 principal amount of convertible notes payable.

On October 30,, 2014, the Company issued 184,359,000 shares of common stock to LG Capital Funding, Inc. in satisfaction of $3,687 principal amount of convertible notes payable.

On November 10, 2014, the Company issued 152,300,000 shares of common stock to KBM Worldwide, Inc. in satisfaction of $7,615 principal amount of convertible notes payable.

On November 10, 2014 the Company issued 157,500,000 shares of common stock Tonaquint, Inc in satisfaction of $3,937 principal amount of convertible notes payable..

On November 11, 2014, the Company issued 324,186,800 shares of common stock to Iconic Holdings, LLC. in satisfaction of $8,105 principal amount of convertible notes payable.

On November 19, 2014, the Company issued 107,520,000 shares of common stock to WHC Capital Inc. in satisfaction of $5,376 principal amount of convertible notes payable.

On November 19, 2014, the Company issued 156,167,800 shares of common stock to KBM Worldwide, Inc in satisfaction of $7,615 principal amount of convertible noted payable.

On November 19, 2014,, the Company issued 222,151,000 shares of common stock to LG Capital Funding, Inc. in satisfaction of $4,443 principal amount of convertible notes payable.

On November 20, 2014, the Company issued 212,530,662 shares of common stock to Iconic Holdings, LLC in satisfaction of $5,207 principal amount of loan payable.

Warrants to Purchase Common Stock

A summary of warrant activity for the six months ending November 30, 2014 and for the year ended May 31, 2014 are as follows:

	Weighted Average
	Number of	Exercise
	Warrants	Price
Outstanding at May 31, 2012	-	$
Granted	850,000	0.42
Exercised
Cancelled

Outstanding at May 31, 2013	850,000	0.42
Granted
Exercised
Cancelled
Outstanding at November 30, 2014	850,000	$0.42

Warrants outstanding at November 30, 2014 consist of:

Date Granted	Number Outstanding	Exercise price	Expiration Date
May 25, 2012	100,000	$1.00	May 25, 2015
June 12, 2012	150,000	$1.00	June 12, 2015
June 26, 2012	100,000	$1.00	June 26, 2015
January 1, 2012	500,000	$0.01	January 1, 2015

Totals	850,000

NOTE 11 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILIITY

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting ate, with changes in the fair value reported as charges or credits to income. For optionbased derivative financial instruments, the Companyuses the BlackScholes optionpricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period derivative instrument liabilities are classified in the balance sheet as current or noncurrent based on whether or not netcash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

During the period ended November 30, 2014 the Company entered into several convertible note agreements. The conversion option and the outstanding common stock warrants on that date which were tainted by the convertible note were classified as derivative liabilities at their fair value on the date of issuance.

Under ASC815 the conversion options embedded in the notes payable described in Note 9 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

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

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchangetraded derivatives, marketable securities and listed equities.

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

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of 0%, volatility of stock price =100%, risk free rate varying from 8 to 12 % and an expected term equal to the remaining conversion of the note.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as at November 30, 2014.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability November 30, 2014	-	-	2,416,159	2,416,159

Derivative liability May 31, 2014	-	-	1,748,982	1,748,982

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

Lease Agreement

On August 1, 2013, the Company entered into an office lease in Toronto, Ontario, Canada for a five year period. At November 30, 2014, the future lease commitments on this lease for the years ended May 31, are as follows, and are in U.S. dollars:

2015	$22,528
2016	47,616
2017	47,616
2018	47,616
Thereafter	7,936

Total	$173,312

NOTE 13 – SUBSEQUENT EVENT

In January 2015, the Company entered into a joint venture agreement with Mobil Lads, Corp, to acquire 75% of Simbadeals North American licensing rights, for $700,000 value of Mobile Lads Corp common stock and $225,000 in cash. The cash will be used by Domark to pay off the existing licensing responsibilities to Wazzamba ( the program developer of Simbadeals). Mobil Lads Corp will manage the future of Simbadeals and will be fully responsible for all future funding of the operation. Domark will retain the 25% interest in the Joint Venture.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected our condensed consolidated financial position and operating results during the periods included in the accompanying condensed consolidated financial statements, as well as information relating to the current plans of our management. This report includes forwardlooking statements. Generally, the words "believes", "anticipates", "may", "will", "should", "expect", "intend", "estimate", "continue", and similar expressions or the negative thereof or comparable terminology are intended to identify forwardlooking statements.

Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forwardlooking statements, which speak only as of the date hereof. We undertake no obligation to update these forwardlooking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10Q.

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

On August 11, 2014, the Company increased the number of authorized shares of common stock to 7,500,000,000.

On December 15, 2014, R. Brent Strasler (non Exec. Chariman) tendered his resignation to the Company, mutually agreed upon by the President/CEO.

In January 2015, the Company entered into a joint venture agreement with Mobil Lads, Corp, to acquire 75% of Simbadeals North American licensing rights, for $700,000 value of Mobile Lads Corp common stock and $225,000 in cash. The cash will be used by Domark to pay off the existing licensing responsibilities to Wazzamba (the program developer of Simbadeals). Mobil Lads Corp will manage the future of Simbadeals and will be fully responsible for all future funding of the operation. Domark will retain the 25% interest in the Joint Venture.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities, sales of our common stock, and loans from shareholders and 3rd party financiers. Currently, the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 in the six months ended November 30, 2014 from the sale of our common stock. The Company will continue to require financing from loans and notes payable until such time as our business has generated income sufficient to carry our operating costs.

Cash used by operating activities for the six month period ended November 30, 2014 was $238,985 compared to $486,698 for the same period in 2013. Stockbased compensation for the six month period ended November 30, 2014 was $55,620 as compared to $513,675 for the six month period ended November 30, 2013.

Cash used in investing activities was $0 for the six month period ended November 30, 2014 compared to $170,352 for the six month period ended November 30, 2013. Cash provided by financing activities was $262,196 for the six month period ended November 30, 2014 versus $656,992 for the six month period ended November 30, 2013. Financing activities consisted of cash received from related parties and promissory convertible notes payable.

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

RESULTS OF CONDENSED CONSOLIDATED OPERATIONS

SIX MONTHS ENDED NOVEMBER 30, 2014 VS. NOVEMBER 30, 2013

The Company did not have any revenues for the six months ending November 30, 2014, and November 30, 2013.

Total general and administrative expenses for the six months ending November 30, 2014 were $241,806 compared to $519,002 for the same six month period in 2013. The decrease is primarily due to the lesser consulting amounts for the period ending November 30, 2014.

The net loss for the six months ending November 30, 2014 amounted to $1,415,557 for a net loss per share of $0.00, vs. a net loss of $1,283,144 and a net loss per share of $0.02 for the same six month period ending in 2013. The decrease was primarily due to a reduced consulting fees.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, November 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of November 30, 2014. Management is working on hiring other responsibilities to add some internal control procedures.

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROLINTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2014.

There weren't any changes in our internal control over financial reporting that occurred during the period ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Controls are being put in place for daily operations which will allow for controlled cash management and oversite.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

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

In August, 2009, Victory Lane Financial Elite, LLC, Legacy Development, LLC and Patrick Costello filed suit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009V381JW) against the Company, R. Thomas Kidd and various officers and directors of the Company, alleging that the Company was in breach of the Victory Lane Agreement and that the Company and certain of the individual defendants had committed various torts against the plaintiffs and that certain of the individual defendants had violated various fiduciary and other duties owed to the plaintiffs in connection with the Victory Lane Agreement and the handling of the Victory Lane Business (the "VLFE Case"). The plaintiffs sought a declaratory judgment to the effect that the Victory Lane Agreement had not been executed, as well as money damages from the Company and the individual defendants. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and have asserted various counterclaims including fraud and other torts. In July 2010 the court dismissed all of the individual defendants, other than R. Thomas Kidd, in response to a motion to dismiss for lack of jurisdiction. The case has since been stayed.

In December, 2009, AHIFO21, LLC filed a lawsuit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009V672JS) against Victory Lane, LLC, Patrick J. Costello and Stephen Brown (the "Victory Lane Defendants") alleging that the Victory Lane Defendants owe the plaintiff more than $7,740,000 in respect of one or more loans made by the plaintiff to certain Victory Lane Defendants in connection with the Victory Lane Business (the "AHIFO Case"). In February 2010, the Victory Lane Defendants filed a Third Party Complaint against the Company and R. Thomas Kidd, claiming that the Company and Mr. Kidd should be liable for any amounts the Victory Lane Defendants are required to pay to the plaintiff in this case. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and Mr. Kidd has asserted various counterclaims including fraud and other torts. The Company and Mr. Kidd filed a motion to dismiss the Third Party Complaint, but the entire case was subsequently stayed.

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

ITEM 1A RISK FACTORS

Not required.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended November 30, 2014.

ITEM 4 MINE SAFETY DISCLOSURE

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Document Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the SarbanesOxley Act of 2002.
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 302 of the SarbanesOxley Act of 2002.
32.1*	Certification of CEO Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the SarbanesOxley act of 2002.
32.2*	Certification of CFO Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the SarbanesOxley act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation ST.

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

DOMARK INTERNATIONAL, INC. REGISTRANT

Date: January 20, 2015	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the undersigned on behalf of the registrant and in the capacities indicated on the 20th day of January 2015.

By:	/s/ Thomas Crompton
Thomas Crompton
Chief Financial Officer

