Form 10-Q
period 2015-02-28
Domark International Inc.
filed 2015-04-20
CIK 1365160

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ___________

Commission File No. 333136247

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

 As of February 28, 2015, there were 8,681,112,367 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding and there are zero shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

DOMARK INTERNATIONAL, INC.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosure	22

Item 5.	Other information	22

Item 6.	Exhibits	23

DOMARK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED & UNREVIEWED)

	February 28,	May 31,
	2015	2014
	(Unaudited )
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$460
Loan receivable from consultant	36,203	36,203
Prepaid expenses	4,500	4,500
TOTAL CURRENT ASSETS	40,703	41,163

INVESTMENTS	1,144,166	1,144,166

OTHER ASSETS
Patents, net of accumulated amortization
of $11,105 and $3,605, respectively	59,397	66,897
Licenses, net of accumulated amortization
of $215,478 and $60,898, respectively	94,522	249,102
TOTAL OTHER ASSETS	153,919	315,999

TOTAL ASSETS	$1,338,788	$1,501,328

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED & UNREVIEWED)

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	February 28,	May 31,
	2015	2014
CURRENT LIABILITIES
Amounts payable to Bank	$65	-
Note payable to bank	180,000	$180,000
Accounts payable and accrued expenses	61,770	56,940
Amounts due under Licensing Agreement with Wazzamba SA	224,924	224,925
Loans payable to consultants and stockholders	181,328	188,972
Convertible notes payable (net of unamortized discounts
of $41,818 and $674,886, respectively)	573,076	67,414
Derivative liability for convertible notes payable	2,314,280	1,748,982
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	3,535,443	2,467,233

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series A convertible preferred stock - issued and outstanding
50,000 shares as of February 28, 2015 and May 31, 2014	50	50
Convertible preferred stock series B, $0.0001 par value,
Authorized: 10,000,000	-	-
Common stock, $0.001 par value, authorized 14,000,000,000 shares:
8,681,112,367 and 801,626,781 shares issued,
and 8,681,112,367 and 801,626,781 shares outstanding,
as of February 28, 2015 and May 31, 2014	8,805,928	801,627

Less: Treasury stock (124,819,802 shares) as of February 28, 2015 and May 31, 2014	(124,820)	(124,820)
Common stock payable	858,000	858,000
Additional paid in capital	36,194,642	43,529,923
Other comprehensive income ( loss )	(126,453)	(88,551)
Accumulated deficit	(47,804,002)	(45,942,134)

TOTAL STOCKHOLDERS' DEFICIT	(2,196,655)	(965,905)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,338,788	$1,501,328

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED & UNREVIEWED)

	For the three	For the three	For the nine	For the nine
	months	months	months	months
	ending	ending	ending	ending
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014

Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	27,563	438,528	269,369	759,904
Stock-based compensation - Consultants	24,003	0	79,623	453,825
Stock-based compensation - Salaries and wages	0	0	0	257,476
Depreciation and amortization expense	55,360	1,360	162,080	2,080
Total operating expenses	106,926	439,888	511,072	1,473,285

Loss from operations	(106,926)	(439,888)	(511,072)	(1,473,285)

Other income (expense):
Other income

Revaluation of derivative liability for convertible notes	101,879	(342,625)	(565,302)	(504,369)
Currency Translation Loss	0	(18,569)	0	(18,569)
Interest expense	(441,262)	(262,972)	(785,492)	(350,975)
Total other income (expense)	(339,383)	(624,166)	(1,350,794)	(873,913)

Net Loss	(446,309)	(1,064,054)	(1,861,866)	(2,347,198)

Statement of Comprehensive Income:
Net Loss	(446,309)	(1,064,054)	(1,861,866)	(2,347,198)

Other Comprehensive loss
Foreign currency adjustment	(14,213)	0	(37,902)	0
	(14,213)	0	(37,902)	0

Total Comprehensive Loss	$(460,522)	$(1,064,054)	$(1,899,768)	$(2,347,198)

Net loss per common shares, basic and diluted	$0.00	$(0.01)	$0.00	$(0.02)
Weighted average common shares outstanding	7,743,112,656	138,202,346	6,582,724,800	96,680,371

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED & UNREVIEWED)

	For the nine months ended
	February 28,	February 28,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,861,866)	$(2,347,198)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,080	2,080
Common stock issued as compensation - consultants	79,623	-
Common stock issued as compensation	-	513,675
Non cash interest expense	785,492	336,064
Loss (gain) on derivative valuation	565,302	504,369
Currency loss

Change in operating assets and liabilities:
Prepaid expenses	-	3,591
Accounts payable and accrued expenses	(4,830)	48,162
Accounts payable - related party	7,644	-

Net cash used in operating activities	(266,555)	(939,257)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for investments	-	(171,608)
Cash paid for loan receivable from consultant	-	(36,203)

Net cash used in investing activities	-	(207,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	180,829	752,500
Proceeds from loans payable to consultants and stockholders	123,103	224,499
Payments made on loans payables to consultants & stockholders	-	(10,007)
Proceeds received from notes payable	-	180,000
Net cash provided by financing activities	303,932	1,146,992

Other comprehensive income ( loss ) effect of exchange rate changes on cash	(37,902)	-

Net decrease in cash and cash equivalents	(525)	(20)
CASH BALANCE - BEGINNING OF PERIOD	460	20
CASH BALANCE ( BANK OVERDRAFT ) - END OF PERIOD	$(65)	$-

Cash paid for interest	$20,424	$9,700

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED & UNREVIEWED)

	For the nine months ended
	February 28,	February 28,
	2015	2014
SUPPLEMENT SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Licensing Agreement with Wazzamba SA in exchange for amounts due
under Licensing agreement with Wazzamba SA	$-	$300,000
Shares issued for settlement of loans payable to consultants
and stockholders	$65,102	$52,500
Shares issued for settlement of convertible notes payable	$487,998	$475,664
Shares issued for patent acquisition	$-	$35,500
Shares issued for 19% equity interests in Imagic Ltd.	$-	$796,700
Convertible notes payable issued for equity interests in Imagic LTD	$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDING FEBRUARY 28, 2015 AND FEBRUARY 28, 2014

 (Unaudited & Unreviewed)

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

These factors raise substantial doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. In this regard, management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There isn’t any assurance that the Company will be successful in raising additional capital to meet its operating needs.

NOTE 3 – BASIS OF PRESENTATION

The unaudited consolidated financial statements as of February 28, 2015 and for the nine months ended February 28, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of February 15, 2015 and the results of operations and cash flows for the nine months ended February 28, 2015 and 2014. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the nine month period February 28, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2015. The consolidated balance sheet at February 28, 2015 has been derived from the unaudited consolidated financial statements at that date.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTNG PRONOUNCEMENTS

In June 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 201410, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 201410”). ASU 201410 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inceptiontodate information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. As permitted by ASU 201410, the Company has elected early application of this standard for the accompanying consolidated financial statements for the Quarter ended February 28, 2015 and year ended May 31, 2014. The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

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

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit. The Company and its subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our consolidated statements of income related to the recurring measurement and settlement of such transactions. The translation rates as of February 28, 2015 were $1.00 US equaled $1.25 Canadian.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At February 28, 2015 there weren’t any cash or cash equivalents. At May 31, 2014, cash and cash equivalents consisted only of cash in the bank.

LOANS RECEIVABLE CONSULTANT

The loan receivable consultants are a short term, less than one year note, due July 15, 2015 and noninterest bearing.

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

For the nine months ending February 28, 2015 and 2014, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was antidilutive:

	Common Shares Equivalent Nine Months Ended February,
	2015	2014
Convertible notes payable	307,459,536	2,163,265
Series A convertible preferred stock	50,000,000	50,000,000
Warrants	850,000	850,000

Total common shares equivalent	358,309,536	53,013,265

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

STOCKBASED COMPENSATION

The Company accounts for share based payments in accordance with ASC Topic No. 718, Compensation Stock Compensation, which requires all sharebased payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 71810309, Measurement Objective Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For stock options, the Company uses the BlackScholes option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as stock volatility, interest rates, and to allow for actual exercise behavior of option holders. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued free trading shares from the Company’s authorized common stock.

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

NOTE 5 – INVESTMENTS

Investments consist of:

	February 28, 2015	May 31, 2014
Imagic Ltd. 40% equity interest	$1,094,166	$1,094,166
Barefoot Science Products & Services Inc. 15% equity interest	50,000	50,000
Total	$1,144,166	$1,144,166

The cost of the 40% equity interest in Imagic Ltd. at November 30, 2014 consists of:

July 22, 2013 issuance of 7,500,000 shares of DoMark common stock to Imagic Ltd.	$697,500
December 3, 2013 issuance of 8,000,000 shares of DoMark common stock to Meadow Grove Ltd. in exchange for 9% equity interest in Imagic Ltd.	96,005
Cash payments to or for the benefit of Imagic Ltd.	150,661
Payments from Foremark Holdings to Imagic Ltd. in exchange for DoMark notes payable to Foremark Holdings	150,000
Total	$1,094,166

Imagic is a privately owned company registered in Gibraltar which owns proprietary product designs for its Digilink and Game Control products. Imagic shares are not quoted or traded on any securities exchange or in any recognized overthe counter market. Imagic is accounted for on the equity method of accounting. The Company consolidates entities that we control. The Company accounts for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If the Company does not exercise significant influence, we account for the investment using the cost method of accounting. Imagic did not have any revenues or expenses for the period ended February 28, 2015.

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

At February 28, 2015, the Company has a recorded intangible asset for “Licensing Agreement with Wazzamba SA” in the amount of $300,000, and included the liability under the Licenses net of accumulated amortization. Commencing March 1, 2014, the Company will amortize the $300,000 intangible asset on a straight line basis over the remaining 17 months of the Initial Term ending July 31, 2015 (approximately $17,647 per month).

On March 27, 2014, the Company paid $75,000 of the first $300,000 “Flat Fee” installment due the Licensor under the agreement. The other $225,000 due is presently past due.

Licenses, net of accumulated amortization are as follows:

	February 28,	February 28,
	2015	2014
Wazzamba S. A.	$300,000	$300,000
Bio harmonics	10,000	10,000
Subtotal	310,000	310,000
Accumulated amortization	(215,478)	(60,698)

Totals	$94,522	$249,302

NOTE 7 – NOTE PAYABLE TO BANK

In December 2013, the Company entered into a Loan Agreement with a bank located in Maryland. The related Promissory Note in the amount of $180,000 bears interest at a rate at 10% payable monthly, and is due in full on December 31, 2014, and is secured by a 25,000,000 shares of Domark International, Inc (Common Stock Reserve as defined in the Loan Agreement), a Guaranty of Payment from the Company’s chief financial officer and his wife, and certain real property owned by the Company’s chief financial officer and his wife. The loan has been modified and the lender has extended a six month extension for the loan repayment, with a July 1, 2015 balloon due date.

NOTE 8 – LOANS PAYALE TO CONSULTANTS AND STOCKHOLDERS

Loans payable to consultants and stockholders consist of;

	February 28,	May 31,
	2015	2014
Consultant and stockholder	$80,796	$90,402
President of Domark	45,850	47,500
Non-exec Chairman of Domark	-	11,875
Chairman of Barefor Science and affilliate	21,500	21,500
Consultant	16,097	16,097
Consultant	17,085	1,598

Totals	$181,328	$188,972

These loans are informal and do not provide for interest or a stated maturity date

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At February 28, 2015 the convertible notes payable consisted of;

Date of		Interest	Maturity	Principal		Unamortized	Net
Note	Noteholder	Rate	Date	Amount		Discount	Note

12/19/13	JMJ Financial Inc	10%	12/19/14	$24,842	(i)	$0	$24,842
3/7/14	JSJ Investments, Inc.	12%	10/7/14	12,130	(g)	0	12,130
3/28/14	Redwood Fund III	10%	9/28/14	35,122	(f)	0	35,122
3/18/14	Redwood Managament, LLC.	10%	9/28/14	50,000	(g)	0	50,000
4/14/14	WHC Capital, Inc	12%	10/14/14	38,200	(i)	0	38,200
4/11/14	Tonaquint, Inc	12%	10/11/14	40,559	(g)	0	40,559
4/24/14	JSJ Investments, Inc.	12%	10/24/14	50,000	(g)	0	50,000
5/12/14	Iconic Holdings, LLC	10%	11/12/14	46,645	(g)	0	46,645
5/16/14	KBM Worldwide, Inc	8%	11/14/14	9,410	(l)	0	9,410
6/3/14	Adar Bays, Inc	8%	12/12/14	48,654	(g)	0	48,654
6/23/14	JMJ Financial Inc	10%	12/23/14	50,000	(i)	0	50,000
7/3/14	LG Capital, Inc	8%	1/3/15	36,750	(a)	0	36,750
7/22/14	Redwood Fund III	10%	1/22/15	100,082	(g)	0	100,082
8/14/14	KBM Worldwide, Inc	8%	2/14/15	27,500	(l)	0	27,500
10/8/14	LG Capital, Inc	8%	4/8/15	3,000	(a)	52	2,948
12/2/14	Tonaquint, Inc	12%	6/2/15	10,000	(g)	9,900	100
12/5/14	LG Capital, Inc.	8%	6/5/15	9,500	(a)	9402	98
1/7/15	LG Capital Inc	8%	7/7/15	22,500	(a)	22,464	36
	Totals			$614,894		$41,818	$573,076

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

Common Stock Issuances

On December 1, 2014, the Company issued 233,356,500 shares of common stock for LG Capital, Inc. in satisfaction of $4,667 of principal amount of convertible notes payable.

On December 3, 2014, the Company issued 164,350,200 shares of common stock for Redwood Fund III, Inc.in satisfaction of $ 3,287 of principal amount of convertible notes payable.

On December 5, 2014, the Company issued 228,000,000 shares of common stock for KBM Worldwide, Inc. in satisfaction of $11,400 of principal amount of convertible notes payable.

On December 10, 2014, the Company issued 128,428,577 shares of common stock for Iconic Holdings, LLC in satisfaction of $ 3,148 of principal amount of convertible notes payable

On December 10, 2014, the Company issued 200,000,000 shares of common stock for WHC Capital, Inc. in satisfaction of $4,800 of principal amount of convertible notes payable.

On December 10, 2014, the Company issued 157,500,000 shares of common stock for Tonaquint, Inc. in satisfaction of $3,937 of principal amount of convertible notes payable.

On December 16,, 2014, the Company issued 307,937,698 shares of common stock for JSJ Investments, Inc. in satisfaction of $7,698 of principal amount of convertible notes payable.

On December 22, 2014, the Company issued 318,000,000 shares of common stock for JMJ Financial, Inc. in satisfaction of $19,080 of principal amount of convertible notes payable.

On December 30, 2014, the Company issued 153,846,000 shares of common stock for Adars Bay, Inc. in satisfaction of $3,846 of principal amount of convertible notes payable.

On December 31, 2014, the Company issued 181,200,000 shares of common stock for KBM Worldwide, Inc. in satisfaction of $9,060 of principal amount of convertible notes payable.

On December 31, 2014, the Company issued 256,044,000 shares of common stock for LG Capital, Inc.in satisfaction of $5,121 of principal amount of convertible notes payable.

On December 31, 2014, the Company issued 46,800,000 shares of common stock for KBM Worldwide, Inc. in satisfaction of $2,340 of principal amount of convertible notes payable.

On December 31, 2014, the Company issued 181,200,000 shares of common stock to KBM Worldwide, Inc. in satisfaction of $9,060 of principal amount of convertible notes payable.

On December 31, 2014, the Company issued 256,044,000 shares of common stock to LG Capital, Inc., Inc. in satisfaction of $5,121 principal amount of convertible notes payable.

On January 12, 2015, the Company issued 160,000,000 shares of common stock to Tonaquint, Inc.in satisfaction of $4,000 principal amount of convertible notes payable.

On February 17, 2015, the Company issued 280,600,000 shares of common stock to KBM Worldwide, Inc. in satisfaction of $ 14,030 principal amount of convertible notes payable.

Warrants to Purchase Common Stock

A summary of warrant activity for the nine months ending February 28, 2015 and for the year ended May 31, 2014 are as follows:

	Weighted Average Number of Warrants	Exercise Price

Outstanding at May 31, 2013	$-	$-
Granted	850,000	0.42
Exercised	-	-
Cancelled	-	-

Outstanding at May 31, 2014	850,000	0.42
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at February 28, 2015	$850,000	$0.42

Warrants outstanding at February 28, 2015 consist of:

Date Granted	Number Outstanding	Exercise price	Expiration Date
May 25, 2012	100,000	$1.00	May 25, 2015
June 12, 2012	150,000	$1.00	June 12, 2015
June 26, 2012	100,000	$1.00	June 26, 2015
January 1, 2012	500,000	$0.01	January 1, 2015

Totals	850,000

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

During the period ended February 28, 2015 the Company entered into several convertible note agreements. The conversion option and the outstanding common stock warrants on that date which were tainted by the convertible note were classified as derivative liabilities at their fair value on the date of issuance.

Under ASC 815 the conversion options embedded in the notes payable described in Note 9 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

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

Derivative liability – the Company’s derivative liability is classified within Level 3 of the fair value hierarchy.

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives predicated upon the following assumptions: dividend yield of 0%, volatility of stock price =100%, risk free interest rate varying from 8 to 12 % and an expected term equal to the remaining conversion period of the note.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of February 28, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability February 28, 2015	-	-	2,314,280	2,314,280
Derivative liability May 31, 2014	-	-	1,748,982	1,748,982

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

Lease Agreement

On August 1, 2013, the Company entered into an office lease in Toronto, Ontario, Canada for a five year period. At February 28, 2015, the future lease commitments on this lease for the years ended May 31, are as follows, and are in U.S. dollars:

2015	$11,264
2016	47,616
2017	47,616
2018	47,616
Thereafter	7,936

Total	$162,047

NOTE 13 – SUBSEQUENT EVENT

In January 2015, the Company entered into a joint venture agreement with Mobil Lads, Corp, to acquire 60% of Simbadeals North American licensing rights, for $700,000 value of Mobile Lads Corp common stock and $225,000 in cash. The cash will be used by Domark to pay off the existing licensing responsibilities to Wazzamba ( the program developer of Simbadeals). Mobil Lads Corp will manage the future of Simbadeals and will be fully responsible for all future funding requirements of the operation. Domark will retain a 25% interest in the Joint Venture. As of February 28, 2015 the Joint Venture payment to Domark International, Inc. from Mobil Lads, Inc. has not been made.

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

On August 11, 2014 the Company increased the number of authorized shares of common stock to 7,500,000,000.

On December 15, 2014, R. Brent Strasler ( non Exec. Chariman) tendered his resignation to the Company, mutually agreed upon by the President/CEO.

On August 11, 2014 the Company increased the number of authorized shares of common stock to 7,500,000,000.

On December 9, 2014 the Company increased the number of authorized shares of common stock to 14,000,000,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities, sales of our common stock, and loans from shareholders and 3rd party financiers. Currently, the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 in the nine months ended February 28, 2015 from the sale of our common stock. The Company will continue to require financing from loans and notes payable until such time as our business has generated income sufficient to carry our operating costs.

Cash used by operating activities for the nine month period ended February 28, 2015 was $266,555 compared to $939,257 for the same period in 2014. Stockbased compensation for the nine month period ended February 28, 2015 was $79,623 as compared to $711,301 for the nine month period ended February 28, 2014.

Cash used in investing activities was $0 for the nine month period ended February 28, 2015 compared to $207,811 for the nine month period ended February 28, 2014. Cash provided by financing activities was $303,932 for the nine month period ended February 28, 2015 versus $1,146,992 for the nine month period ended February 28, 2014. Financing activities consisted of cash received from related parties, promissory convertible notes payable, and notes payable.

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

RESULTS OF CONDENSED CONSOLIDATED OPERATIONS

NINE MONTHS ENDED FEBRUARY 28, 2015 VS FEBRUARY 28, 2014

The Company did not have any revenues for the nine months ending February 28, 2015 and February 28, 2014

Total general and administrative expenses for the nine months ending February 28, 2015 were $269,369 compared to $759,904 for the same nine month period in 2014. The decrease is primarily due to the lesser stock based compensation amounts for the period ending February 28, 2015.

The net loss for the nine months ending February 28, 2015 amounted to $1,899,763 for a net loss per share of $0.00, vs. a net loss of $2,347,198 and a net loss per share of $0.02 for the same nine month period ending in 2014. The decrease was primarily due to reduced stock based compensation and general and administrative costs.

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

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROLINTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of February 28, 2015.

There weren't any changes in our internal control over financial reporting that occurred during the period ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Controls are being put in place for daily operations which will allow for controlled cash management and oversite.

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

DOMARK INTERNATIONAL, INC. REGISTRANT

Date: April 20, 2015	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the undersigned on behalf of the registrant and in the capacities indicated on the 20th day of April 2015.

By:	/s/ Thomas Crompton
Thomas Crompton
Chief Financial Officer

