Form 10-K
period 2015-05-31
Domark International Inc.
filed 2015-09-14
CIK 1365160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-136247

DOMARK INTERNATIONAL, INC.
(Name of small business issuer as specified in its charter)

Nevada	20-4647578
(State of Incorporation)	(IRS Employer Identification No.)

34 King Street E. Suite 1102

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on May 31, 2015 was $3,750,000.

As of May 31, 2015 there were 8,805,932,169 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Preferred Stock, $0.001 par value per share, issued and outstanding.

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

On July 20, 2012, the Company formed a new wholly owned subsidiary, Domark Canada Inc. in the province of Ontario for the purpose of supporting the Company's corporate operations based in Toronto, Ontario, Canada.

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

On February 28, 2013, the Company entered into a Memorandum of Understanding to purchase 44% of Zaktek Ltd. ("Zaktek"). Zaktek's main product is the phonepad+, an Apple Inc. approved tablet device that works with smartphones including the Apple iPhone® and Samsung Galaxy to improve functionality including video and gaming abilities.

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

EMPLOYEES

As of fiscal years ending May 31, 2015, and May 31, 2014 the Company conducts its business through independent contractors.

Page 3 of 56

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

Page 4 of 56

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

Currently, as of May 31, 2015 the Company's attorneys are actively defending the claim, and have ten of the twelve counts dismissed on the suit. Management feels that this issue is without merit and will prevail.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Page 5 of 56

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded in the over-the-counter market and is quoted on the OTCQB quotation service operated by OTC Markets Group, Inc.

There were 8,805,932,169 and 801,626,781 shares of our common stock issued and outstanding, as of May 31, 2015 and May 31, 2014 respectively. There were approximately 5,000 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for our common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

FISCAL YEAR ENDED MAY 31, 2013

	F/Y 2015		F/Y 2014
	High	Low	High	Low

First Quarter (June - August)	$0.0003	$0.002	$0.14	$0.05
Second Quarter (September - November)	$0.0004	$0.0001	$0.07	$0.01
Third Quarter (December - February)	$0.0001	$0.0001	$0.02	$0.01
Fourth Quarter (March - May)	$0.0001	$0.0001	$0.001	$0.001

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

Page 6 of 56

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

RECENT DEVELOPMENTS

The main operations of the Company have been to search, negotiate and acquire ownership interests in companies with products at an advanced stage of their development or products already in production. The Company has a revised direction, along with development stage products, for online shopping networks. This is evidenced by the licensing agreement with Wazzamba. S.A. for the North American licensing rights for our private label online shopping network, referred to as "Simbadeals".

Page 7 of 56

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

On June 15, 2014, the Company increased the number of authorized shares of common stock to 2,000,000,000 shares.

On June 19, 2014, the Company increased the number of authorized shares of common stock to 3,000,000,000 shares.

On August 11, 2014 the Company increased the number of authorized shares of common stock to 4,000,000,000 shares.

On December 1, 2014, R. Brentwood Strasler, Non-Exec Chairman, resigned from Company, mutually agreed upon by President and CEO.

On December 9, 2014, the Company increase the number of authorized shares of common stock to 14,000,000,000 shares.

FISCAL YEAR ENDED MAY 31, 2015 COMPARED TO FISCAL YEAR ENDED MAY 31, 2014

The Company did not have any revenues for fiscal year ending May 31, 2015 and for the fiscal year ended May 31, 2014.

General and administrative expenses for fiscal 2015 decreased to $1,102,920 as compared to $1,027,248 in fiscal 2014. The increase is primarily related to an increase of consultants, and decreased professional fees. In fiscal year 2014 the Company placed on hold the sale of Solawerks products. Interest expense for the twelve months ending May 31, 2015 was $805,370 as compared to $511,876 for the period ending May 31, 2014. The Company's operations during fiscal 2015 were funded by convertible promissory notes, through a plethora of lenders.

The operating loss for fiscal 2015 decreased to $3,020,655 as compared to $3,638,318 for fiscal 2014. The primary decrease in the operating loss was due to a major reduction of operating expenses, stock based compensation, and the revaluation of the derivative liability account.

No tax benefit was recorded for fiscal 2015 or fiscal 2014 as required by ASC Standard 740-25, Accounting for Income Taxes. The Company has provided for a 100% allowance of its deferred tax assets, as it is uncertain that there will be sufficient net profits in the future to fully realize the tax benefit of its net operating loss carry-forwards.

Page 8 of 56

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities and sales of our common stock. The Company will continue to require financing from loans and notes payable until such time our business has generated income sufficient to carry our operating costs.

Cash used in operating activities for the fiscal year 2015 was $303,239 compared to $1,323,233 for the fiscal year 2014. Depreciation and amortization expense for fiscal year 2015 was $217,440 as compared to $62,685 for fiscal 2014. The decrease was due primarily to a reduction of consultant pay, and the derivative liability evaluation adjustment for the Company.

Cash used in investing activities was $0 for the fiscal year 2015, compared to $195,753 for the fiscal year 2014.

Cash provided by financing activities was $340,566 for fiscal year 2015 as compared to $1,519,426 for fiscal 2014. Financing activities consisted of cash received from shareholders and notes payable.

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

Page 9 of 56

ITEM 8. FINANCIAL STATEMENTS

DOMARK INTERNATIONAL, INC.

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	11

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets at May 31, 2015 and 2014	12-13

Consolidated Statements of Operations for the years ended May 31, 2015 and 2014	14

Consolidated Statements of Stockholders' Deficit for the years ended May 31, 2015 and 2014	15-26

Consolidated Statements of Cash Flows for the years ended May 31, 2015 and 2014	27-28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	29-46

Page 10 of 56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Domark, International Inc.

Longwood, Florida

We have audited the accompanying consolidated balance sheets of Domark International Inc. as of May 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended May 31, 2015. Domark International Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ZBS Group, LLP

Plainview, NY

September 14, 2015

Page 11 of 56

DOMARK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$460
Loan receivable from consultant	36,203	36,203
Prepaid expenses	4,500	4,500
TOTAL CURRENT ASSETS	40,703	41,163

INVESTMENTS	1,144,166	1,144,166

OTHER ASSETS
Patents, net of accumulated amortization of $13,605 and $3,605, respectively	56,897	66,897
Licenses, net of accumulated amortization of $268,338 and $60,898 respectively	41,662	249,102
TOTAL OTHER ASSETS	98,559	315,999

TOTAL ASSETS	$1,283,428	$1,501,328

The accompanying notes are an integral part of these consolidated financial statements

Page 12 of 56

DOMARK INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

	May 31,	May 31,
	2015	2014
CURRENT LIABILITIES
Amounts payable to Bank	$115	-
Note payable to bank	198,000	$180,000
Accounts payable and accrued expenses	855,665	56,940
Amounts due under Licensing Agreement with Wazzamba SA	224,924	224,925
Loans payable to consultants and stockholders	189,928	188,972
Convertible notes payable (net of unamortized discounts of $58,938 and $674,886 respectively)	580,956	67,414
Derivative liability for convertible notes payable	2,564,280	1,748,982
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	4,613,868	2,467,233

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series A convertible preferred stock - issued and outstanding 50,000 shares as of May 31, 2015 and May 31, 2014	50	50
Convertible preferred stock series B, $0.0001 par value,
Authorized: 10,000,000	-	-
Common stock, $0.001 par value, authorized 14,000,000,000 shares:
8,805,932,169 and 801,626,781 shares issued, and 8,681,112,367 and 676,806,979 shares outstanding as of May 31, 2015 and May 31, 2014	8,805,932	801,627
Less: Treasury stock (124,819,802 shares) as of May 31, 2015 and May 31, 2014	(124,820)	(124,820)
Common stock payable	858,000	858,000
Additional paid in capital	36,219,642	43,529,923
Other comprehensive income ( loss )	(126,453)	(88,551)
Accumulated deficit	(48,962,791)	(45,942,134)

TOTAL STOCKHOLDERS' DEFICIT	(3,330,440)	(965,905)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,283,428	$1,501,328

The accompanying notes are an integral part of these consolidated financial statements

Page 13 of 56

DOMARK INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31,
	2015	2014

Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses:
General and administrative	1,102,920	1,027,248
Stock-based compensation - Consultants	79,623	666,755
Stock-based compensation - Salaries and wages	-	156,600
Depreciation and amortization expense	217,440	62,685
Total operating expenses	1,399,983	1,913,288

Loss from operations	(1,399,983)	(1,913,288)

Other income (expense):
Other income	-	-
Revaluation of derivative liability for
convertible notes	(815,302)	(1,213,154)
Interest expense	(805,370)	(511,876)
Total other income (expense)	(1,620,672)	(1,725,030)

Net Loss	(3,020,655)	(3,638,318)

Statement of Comprehensive Income:
Net Loss	(3,020,655)	(3,638,318)

Other Comprehensive loss
Foreign currency adjustment	(37,902)	(88,551)
	(37,902)	(88,551)

Total Comprehensive Loss	$(3,058,557)	$(3,726,869)

Net loss per common shares, basic and diluted	$0.00	$(0.01)
Weighted average common shares outstanding	4,709,452,486	298,705,632

The accompanying notes are an integral part of these consolidated financial statements

Page 14 of 56

Domark International, Inc

STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Common	Accumulated				Total
	Preferred Stock		Common Stock		Paid in	Stock	During Dev.	Treasury Stock			Stockholders'
	Shares	Amt	Shares	Amt.	Capital	Payable	Stage	Shares	Amount	OCI	Deficit

Balance May 31, 2013	50,000	50	179,435,100	179,435	40,816,440	858,000	(42,303,816)	(124,819,802)	(124,820)	-	(574,711)

Common Stock issued
for related party loan
June17,2013			2,500,000	2,500	47,500						50,000

Common Stock issued
for consulting (Meadow)
6/29/2013($.101)x			2,500,000	2,500	247,500						250,000

Common Stock issued
for web development(KC)
7/5/2013($.09)			250,000	250	22,250						22,500

Comon Stock issued for
Investment Tech
7/9/2013($.089)			75,000	75	6,600						6,675

Common Stock issued
for IR consulting(Davis)
7/17/2013($.0833)			500,000	500	41,150						41,650
											-
Common Stock issed for
related party loan(FMK)
July22,2013			2,874,550	2,875	54,616						57,491
											-
Common Stock issued
for acquisition(Imagic)
July22,2013			7,500,000	7,500	690,000						697,500

Common Stock issued
for consulting Bio Harmon.
8/15/2013($.071)issue($.01)			500,000	500	35,000						35,500

Common Stock issued
for consulting(Meadow)
8/26/2013($.0655)			2,000,000	2,000	131,000						133,000

Common Stock issed
for loan conversion(Asher)
8/28/2013($.0359)			1,114,206	1,114	38,886						40,000

Page 15 of 56

Domark International, Inc

STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Common					Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Treasury Stock			Stockholders'
	Shares	Amt	Shares	Amt.	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Stock issued for loan conv.
Asher 9/18/13 ($25K)			856,164	856	24,144						25,000
Bal. of loan ($14.5k)

Stock issued for consulting			1,000,000	1,000	44,600						45,600
Caramel ( 10/9/13)

Stock issued for consulting			250,000	250	12,250						12,500
(Kauffman) 10/10/13

Stock issued for loan conv.
Asher (11/14/13) ($14.5k)			903,261	903	13,594						14,497
Bal. of loan ( $0)

Stock issued for loan conv.
Asher (11/4/13) ($$15k)			1,153,846	1,154	13,847						15,001
Bal. of loan ($33750)

Stock issued for related
party loan ( Frmk) (11/7/13)			3,500,000	3,500	49,000						52,500
$52.5k Bal. of loan ($0)

Stock issued for loan conv.
Asher (11/12/13) ($15K)			1,630,435	1,631	13,370						15,001
Bal. of loan ($18,750)

Stock issued for loan conv.
Iconic (11/14/13) ($13,197)			3,999,200	3,999	9,198						13,197
Bal. of loan ($36,603)

Stock issued for consulting
(Kauffman) 11/15/13			175,000	175	1,575						1,750

Stock issued for loan conv.
Asher (11/19/13) ($18.5K)			3,456,597	3,457	16,588						20,045
Bal. of loan ($0)

Stock issued for loan conv.
Iconic (11/19/13) ($22,126)			8,850,572	8,850	13,276						22,126
Bal. of loan ($14,852)

Page 16 of 56

Domark International, Inc

STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Common					Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Treasury Stock			Stockholders'
	Amt.	Shares	Shares	Amt.	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Stock issued for investment
in Imagic (12/3/13) $.0125			8,000,000	8,000	91,200						99,200

Stock issued for loan conv.
Iconic (12/4/13) ($14,852)			7,072,457	7,072	7,780						14,852
Bal. of loan ($0) $.099

Stock issued for loan conv.
Icon/FrMk (12/18/13) ($11,435)			5,445,005	5,445	5,990						11,435
Bal. of loan ($38,565)$.01

Stock issued for loan conv.
Asher (12/26/13) ($20K)			4,166,667	4,167	15,833						20,000
Bal. of loan ($30,050)$.02

Stock issued for loan conv.
Asher (12/30/13) ($23K)			4,791,667	4,792	18,208						23,000
Bal. of loan ($7,050)$.0125

Stock issued for loan conv.
Asher (1/6/14) ($7,050)			1,305,556	1,306	5,744						7,050
Bal. of loan ($0)$.01

Stock issued for loan conv.
Iconic/FrMk (1/13/14) ($13,017)			6,198,762	6,199	6,818						13,017
Bal. of loan ($25,548)$.009

Stock issued for loan conv.
Iconic/FrMk (1/23/14) ($14K)			6,436,781	6,437	7,563						14,000
Bal of loan ($11,548) $.009

Stock issued for loan conv.
Iconic/FrMk (2/3/14) ($14,998)			7,498,890	7,499	7,499						14,998
Bal of loan ($0) $.009

Stock issued for loan conv.
JSJ (2/6/14) ($17,150)			4,900,000	4,900	12,250						17,150
Bal of loan ($7,850) $.0082

Stock issued for loan conv.
JMJ (2/11/14) ($10,800)			3,000,000	3,000	7,800						10,800
Bal of loan ($11,548) $.0088

Stock issued for loan conv.
Cont. Eq. (2/11/14) ($20k)			4,901,960	4,902	15,098						20,000
Bal of loan ($10K)$.0088

Page 17 of 56

Domark International, Inc

STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Treasury Stock			Total Stockholders'
	Amt.	Shares	Shares	Amt.	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Stock issued for loan conv. Blk Mtn (2/13/14) ($15k) Bal of loan ($45.5)$.0088			5,000,000	5,000	10,000						15,000

Stock issued for loan conv. JMJ (2/25/14) ($12k) Bal of loan ($27,200) $.0055			4,000,000	4,000	8,000						12,000

Stock issued for loan conv. Cont. Eq. (2/26/14) ($10k) Bal of loan ($0) $.0056			3,278,688	3,279	6,721						10,000

Stock issued for consulting
(Thorsteinson) 3/3/14/$.0067			12,000,000	12,000	68,400						80,400

Stock issued for loan conv.
RdWd III (3/3/14) ($10,913)			6,419,120	6,419	4,494						10,913
Bal of loan ($84,087)

Stock issued for loan conv.
RdWd III (3/6/14) ($10,133)
Bal of loan ($73,955)			6,755,135	6,755	3,378						10,133

Stock issued for loan conv.
JSJ (3/6/14) ($9,178)
Bal of loan ($0)			3,990,435	3,990	5,188						9,178

Stock issued for loan conv.
RdWd III (3/6/14) ($10,663)
Bal of loan ($63,292)			7,108,733	7,109	3,554						10,663

Stock issued for consulting
(Pre. Vnt. Partns) 3/17/14 $.0058			5,668,934	5,669	27,211						32,880

Stock issued for officers
(3/17/14) AR ( 15m) TC ( 10m)			27,000,000	27,000	129,600						156,600
Brent S. ( 2m ) $.0058

Stock issued for loan conv.
Asher (3/18/14) ($15,000)
Bal. of loan ($35,050)			6,818,182	6,818	8,182						15,000

Stock issued for loan conv.
RdWd III (3/18/14) ($12,968)
Bal of loan ($50,323)			10,053,100	10,053	2,915						12,968

Page 18 of 56

Domark International, Inc

STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Common					Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Treasury Stock			Stockholders'
	Amt.	Shares	Shares	Amt.	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Stock issued for consulting
(Bill Sharpe) 3/19/14 $.0049			2,000,000	2,000	7,800						9,800

Stock issued for loan conv.
Asher (3/20/14) ($19.5k)
Bal. of loan ($15,550)			8,863,636	8,864	10,636						19,500

Stock issued for loan conv.
RdWd III (3/24/14) ($13,187)
Bal of loan ($37,136)			11,081,400	11,081	2,106						13,187

Stock issued for loan conv.
Asher (3/25/14) ($11.4k)
Bal. of loan ($4,150)			6,000,000	6,000	5,400						11,400

Stock issued for loan conv.
Asher (3/28/14) ($4,150)
Bal. of loan ($0)			2,766,667	2,767	1,383						4,150

Stock issued for loan conv.
RdWd III (3/28/14) ($6,642)
Bal of loan ($30,495)			11,652,000	11,652	(5,010)						6,642

Stock issued for loan conv.
Blk Mtn (4/1/14) ($15k)
Bal of loan ($30.5)			17,647,059	17,647	(2,647)						15,000

Stock issued for loan conv.
JMJ (4/2/14) ($7,038)
Bal of loan ($32,384)			6,900,000	6,900	138						7,038

Stock issued for loan conv.
RdWd III (4/2/14) ($6,996)
Bal of loan ($23,499)			12,273,600	12,273	(5,277)						6,996

Stock issued for loan conv.
RdWd III (4/8/14) ($7,363)
Bal of loan ($16,136)			12,916,695	12,917	(5,554)						7,363

Stock issued for loan conv.
Blk Mtn (4/10/14) ($15k)
Bal of loan ($15.5)			17,647,059	17,647	(2,647)						15,000

Stock issued for loan conv.
JMJ (4/10/14) ($32,384)
Bal of loan ($0)			31,749,235	31,749	635						32,384

Page 19 of 56

Domark International, Inc

STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid in	Common Stock	Accumulated	Treasury Stock			Total Stockholders'
	Amt.	Shares	Shares	Amt.	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Stock issued for loan conv. RdWd III (4/10/14) ($7,748) Bal of loan ($8,388)			13,593,400	13,593	(5,845)						7,748

Stock issued for loan conv. JSJ (4/10/14) ($4,088) Bal of loan ($20,812)			10,220,000	10,220	(6,132)						4,088

Stock issued for loan conv.
RdWd III (4/16/14) ($8,367)
Bal of loan ($3,054)			14,678,154	14,678	(6,311)						8,367

Stock issued for loan conv.
Blk Mtn (4/16/14) ($15.5k)
Bal of loan ($0)			15,500,000	15,500	0						15,500

Stock issued for interest on
JMJ loan dated 8/7/13
(4/23/14)			10,900,000	10,900	0						10,900

Stock issued for loan conv.
JSJ (4/29/14) ($14,009)
Bal of loan ($20,812)			22,716,552	22,717	(8,708)						14,009

Stock issued for BF Science
Investment 5/5/14 $.003			15,000,000	15,000	30,000						45,000

Stock issued for loan conv.
Iconic (5/6/14) ($15K)
Bal of loan ($15k)			30,000,000	30,000	(15,000)						15,000

Stock issued for loan conv. RdWd III (5/6/14) ($8,367) Bal of loan ($0)			4,492,470	4,492	(1,418)						3,074

Stock issued for loan conv. Iconic (5/14/14) ($16,533K) Bal of loan ($0k)			33,065,760	33,065	(16,532)						16,533

Stock issued for loan conv. JSJ (5/14/14) ($8,516) Bal of loan (0)			15,483,636	15,483	(6,967)						8,516

Stock issued for consulting to Meadow Grove (May 27 ,2014)$.0023			15,000,000	15,000	15,000						30,000

Stock issued for loan conv. Asher (5/28/14) ($11.4k) Bal. of loan ($4,150)			17,545,455	17,545	1,755						19,300

Stock issued for loan conv. Iconic (5/29/14) ($15K) Bal of loan ($0k)			37,500,000	37,500	(22,500)						15,000

Stock issued for loan conv. Iconic (5/29/14) ($15K) Bal of loan ($0k)			17,600,000	17,602							17,601

Page 20 of 56

Domark International, Inc

STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Common					Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Treasury Stock			Stockholders'
	Amt.	Shares	Shares	Amt.	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Stock cancel for loan conv.
JSJ (5/14/14) ($8,516)
Bal of loan (8,516)			(15,483,636)	(15,483)	6,967						(8,516)

Stock issued for loan conv.
JSJ (6/3/14) ($8,734)
Bal loan (0) Replace 5/14/14			19,408,888	19,409	(10,675)						8,734

Stock issued for loan conv.
Asher (6/4/14) ($7,300)
Bal. of loan ($0)			8,111,111	8,111	(811)						7,300

Stock issued for loan conv.
Gel Prop. (6/11/14) ($7.5k)
Bal. of loan ($27.5)			14,423,077	14,423	(6,923)						7,500

Stock issued for loan conv.
Gel Prop. (6/20/14) ($5k)
Bal. of loan ($22.5)			11,363,636	11,364	(6,364)						5,000

Stock issued for loan conv.
JMJ (6/24/14) ($14.4k)
Bal of loan ($47,924)			20,000,000	20,000	(5,600)						14,400

Stock issued for consulting
to Meadow Grove
(6/25/14)$.0023 ($.0011)			13,200,479	13,200	1,321						14,521

Stock issued for loan conv.
Gel Prop. (6/26/14) ($5k)
Bal. of loan ($17.5)			12,500,000	12,500	(7,500)						5,000

Stock issued for loan conv.
Iconic (6/30/14) ($16,730)
Bal of loan ($0k)			66,920,560	66,921	(50,191)						16,730

Stock issued for loan conv.
Gel Prop. (6/30/14) ($5.1k)
Bal. of loan ($12.4k)			12,750,000	12,750	(7,650)						5,100

Stock issued for loan conv.
LG Cap. (7/2/14) ($11,509)
Bal. of loan ($39k)			28,771,780	28,772	(17,263)						11,509

Stock issued for loan conv.
Gel Prop. (7/10/14) ($8k)
Bal. of loan ($4.4k)			28,571,429	28,571	(20,571)						8,000

Stock issued for loan conv.
Asher (7/14/14) ($15k)
Bal. of loan ($22.5k)			34,090,909	34,091	(19,091)						15,000

Stock issued for loan conv.
LG Cap.. (7/14/14) ($8,906)
Bal. of loan ($30.5k)			31,807,632	31,807	(22,901)						8,906

Page 21 of 56

Domark International, Inc

STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Common					Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Treasury Stock			Stockholders'
	Amt.	Shares	Shares	Amt.	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Stock issued for loan conv.
Asher (7/14/14) ($15k)
Bal. of loan ($7.5k)			42,857,143	42,857	(27,857)						15,000

Stock issued for loan conv.
Gel Prop. (7/18/14) ($4.4k)
Bal. of loan (0)			26,660,667	26,661	(22,261)						4,400

Stock issued for loan conv.
Asher (7/17/14) ($9k)
Bal. of loan (0)			31,034,483	31,034	(22,034)						9,000

Stock issued for loan conv.
LG Cap.. (7/25/14) ($5,253)
Bal. of loan ($25.5k)			32,832,191	32,832	(27,579)						5,253

Stock issued for loan conv.
LG Cap.. (7/31/14) ($8k)
Bal. of loan ($17.5k)			52,630,136	52,630	(44,209)						8,421

Stock issued for loan conv.
JMJ (7/31/14) ($9,840)
Bal. of loan ($38,084)			41,000,000	41,000	(31,160)						9,840

Stock issued for loan conv.
LG Cap.. (8/4/14) ($9,497)
Bal. of loan ($8.6k)			59,358,732	59,359	(49,862)						9,497

Stock issued for loan conv.
LG Cap.. (8/6/14) ($9,065)
Bal. of loan ($0)			56,659,863	56,660	(47,594)						9,066

Stock issued for loan conv.
JMJ (8/7/14) ($13,680)
Bal. of loan ($24,404)			57,000,000	57,000	(43,320)						13,680

Stock issued to Shel. Davis
for loan repayment(8/13/14)			140,000,000	140,000	(98,898)						41,102
(41,102)

Stock issued for loan conv.
Asher (8/14/14) ($15k)			57,692,308	57,692	(42,692)						15,000
Bal. of loan (12.5k)

Stock issued for loan conv.
JMJ (8/18/14) ($14,040)
Bal. of loan ($10,364)			78,000,000	78,000	(63,960)						14,040

Stock issued for loan conv.
LG (8/29/14)Bal $24,575			62,753,278	62,753	(58,047)						4,706

Stock issued for loan conv.
Asher (8/16/14) ($15,374)
Bal. of loan (0)			59,130,435	59,130	(43,756)						15,374

Page 22 of 56

Domark International, Inc

STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Common					Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Treasury Stock			Stockholders'
	Amt.	Shares	Shares	Amt.	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Stock issued for loan conv.
JMJ (9/4/14) ($14,04)			70,000,000	70,000	(57,400)						12,600
Bal. of loan ($0)

Stock issued for loan conv.
Iconic (9/4/14) ($8,538)			170,760,000	170,760	(162,222)						8,538
Bal. of loan ($21,462)

Stock issued for loan conv.
LG (9/12/14)Bal $24,575			78,759,945	78,760	(74,822)						3,938

Stock issued for loan conv.
Iconic (9/19/14) ($8,538)
Bal. of loan ($23,276)			170,760,000	170,760	(162,222)						8,538

Stock issued for loan conv.
JSJ (9/19/14) ($4,692)
Bal. of loan ($27,231)			93,841,481	93,841	(89,149)						4,692

Stock issued for loan conv.
LG (9/19/14) ($5,014)
Bal of loan ( $16,900)			100,271,400	100,271	(95,257)						5,014

Stock issued for loan conv.
JMJ (9/19/14) ($12K)
Bal of loan ( $50,222)			100,000,000	100,000	(88,000)						12,000

Stock issued for loan conv.
JSJ (9/23/14) ($4,922)
Bal. of loan ($27,231)			98,439,714	98,440	(93,518)						4,922

Stock issued for loan conv.
JSJ (10/1/14) ($2,582)
Bal. of loan ($19,828)			103,263,260	103,263	(100,681)						2,582

Stock issued for loan conv.
Iconic (10/114) ($6,633)
Bal. of loan ($21,462)			265,320,000	265,320	(258,687)						6,633

Stock issued for loan conv.
JMJ (10/1//14) ($6.3K)
Bal of loan ( $41,686)			105,000,000	105,000	(98,700)						6,300

Stock issued for loan conv.
Redwd III (10/1//14) ($2,680)
Bal of loan ( $47,320)			133,984,700	133,985	(131,305)						2,680

Stock issued for loan conv.
Redwd III (10/1//14) ($2,680)
Bal of loan ( $47,320)			141,004,800	141,005	(138,185)						2,820

Stock issued for loan conv.
KBM (10/16//14) ($3,225)
Bal of loan ( $39,275)			64,500,000	64,500	(61,275)						3,225

Stock issued for loan conv.
KBM (10/16//14) ($4,390)
Bal of loan ( $34,885)			87,800,000	87,800	(83,410)						4,390

Page 23 of 56

Domark International, Inc

STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Common					Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Treasury Stock			Stockholders'
	Amt.	Shares	Shares	Amt.	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Stock issued for loan conv.
WHC (10/16//14) ($4,624)			92,480,000	92,480	(87,856)						4,624
Bal of loan ( $48,376)

Stock issued for loan conv.
Tonaquint (10/16//14) ($4,393)
Bal of loan ( $48,376)			175,750,000	175,750	(171,356)						4,394

Stock issued for loan conv.
KBM (10/120//14) ($7,615)
Bal of loan ( $27,220)			152,300,000	152,300	(144,685)						7,615

Stock issued for loan conv.
Redwd III (10/20//14) ($2,968)
Bal of loan ( $41,532)			148,392,800	148,393	(145,425)						2,968

Stock issued for loan conv.
LG (10/30/14) ($3,687)
Bal of loan ( $13,400)			184,359,000	184,359	(180,672)						3,687

Stock issued for loan conv.
KBM (11/10/14) ($7,615)
Bal of loan ( $19,655)			152,300,000	152,300	(144,685)						7,615

Stock issued for loan conv.
Iconic (11/10//14) ($8,105)
Bal of loan ( $8,538)			324,186,800	324,187	(316,082)						8,105

Stock issued for loan conv.
WHC (11/19/14) ($5,376)
Bal of loan ( $43,000)			107,520,000	107,520	(102,144)						5,376

Stock issued for loan conv.
KBM (11/19/14) ($7615)
Bal of loan ( $12,040)			152,300,000	152,300	(144,685)						7,615

Stock issued for loan conv.
Redwd III (11/19/14) ($3,123)
Bal of loan ( $38,409)			156,167,800	156,168	(153,045)						3,123

Stock issued for loan conv.
LG (11/1914) ($4,443)
Bal of loan ( $9,200)			222,151,000	222,151	(217,708)						4,443

Page 24 of 56

Domark International, Inc

STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Common					Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Treasury Stock			Stockholders'
	Amt.	Shares	Shares	Amt.	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Stock issued for loan conv.
Iconic (11/20//14) ($5,207)
Bal of loan ( $49,793)			212,530,612	212,531	(207,324)						5,207

Stock issued for loan conv.
LG (12/1/14) ($4,667)
Bal of loan ( $4,800)			233,356,500	233,357	(228,690)						4,667

Stock issued for loan conv.
Redwd III (12/314) ($3,287)
Bal of loan ( $35,286)			164,350,200	164,350	(161,063)						3,287

Stock issued for loan conv.
KBM (12/5/14) ($11,400)
Bal of loan ( $640)			228,000,000	228,000	(216,600)						11,400

Stock issued for loan conv.
Iconic (12/10/14) ($3,148)
Bal of loan ( $46,645)			128,482,577	128,483	(125,335)						3,148

Stock issued for loan conv.
WHC (12/10/14) ($4,800)
Bal of loan ( $38,200)			200,000,000	200,000	(195,200)						4,800

Stock issued for loan conv.
Tonaquint (11/10//14) ($3,937)
Bal of loan ( $44,309)			157,500,000	157,500	(153,563)						3,937

Stock issued for loan conv.
JSJ (12/16/14) ($7,698)
Bal. of loan ($12,130)			307,937,698	307,938	(300,240)						7,698

Stock issued for loan conv.
JMJ (12/22/14) ($19,080)
Bal of loan ( $24,842)			318,000,000	318,000	(298,920)						19,080

Thomas Kidd -			240,000,000	240,000	(216,000)						24,000

Stock issued for loan conv.
Adar (12/30/14) ($3,846)
Bal of loan ( $48,154)			153,846,000	153,846	(150,000)						3,846

Stock issued for loan conv.
KBM (12/31/14) ($2,340)
Bal of loan ( $0)			46,800,000	46,800	(44,460)						2,340

Stock issued for loan conv.
KBM (12/31/14) ($9,060)
Bal of loan ($23,440)			181,200,000	181,200	(172,140)						9,060

Stock issued for loan conv.
LG (12/31/14) ($5,121)
Bal of loan ( $4,800)			256,044,000	256,044	(250,923)						5,121

Stock issued for loan conv.
Tonaquint (1/12/14) ($4k)
Bal of loan ( $40,559)			160,000,000	160,000	(156,000)						4,000

Page 25 of 56

Domark International, Inc

STATEMENT OF STOCKHOLDERS' DEFICIT

					Additional	Common					Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Treasury Stock			Stockholders'
	Amt.	Shares	Shares	Amt.	Capital	Payable	Deficit	Shares	Amount	OCI	Deficit

Stock issued for loan conv.
KBM (2/16/15) ($14,030)
Bal of loan ( $9,410)			280,600,000	280,600	(266,570)						14,030

Currency translation										(37,902)	(37,902)

Unmortized disc. Accretion					126,403						126,403

Net Loss							(3,020,655)				(3,020,655)

Balance May 31,1015	50,000	$50	8,805,932,169	$8,805,105	$36,219,642	$858,000	48.962,791	(124,819,802)	(124,820)	(126,453)	3,330,440

The accompanying notes are an integral part of these consolidated financial statements

Page 26 of 56

DOMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,020,655)	$(3,726,869)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217,440	62,685
Common stock issued as compensation - consultants	79,623	-
Common stock issued as compensation	-	823,355
Non cash interest expense	805,370	451,988
Loss (gain) on derivative valuation	815,302	1,213,154
Currency loss

Change in operating assets and liabilities:
Prepaid expenses	-	13,323
Accounts payable and accrued expenses	798,725	(152,062)
Accounts payable - related party	956	-

Net cash used in operating activities	(303,239)	(1,323,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for investments	-	(159,550)
Cash paid for loan receivable from consultant	-	(36,203)

Net cash used in investing activities	-	(195,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	208,863	1,162,500
Payments made on amounts due under License Agreement with Wazzamba S. A.	-	(75,075)
Proceeds from loans payable to consultants and stockholders	131,703	262,542
Payments made on loans payables to consultants & stockholders	-	(10,541)
Proceeds received from notes payable	-	180,000
Net cash provided by financing activities	340,566	1,519,426

Other comprehensive income ( loss ) effect of exchange rate changes on cash	(37,902)	-

Net increase (decrease) in cash and cash equivalents	(575)	440
CASH BALANCE - BEGINNING OF PERIOD	460	20
CASH BALANCE ( BANK OVERDRAFT ) - END OF PERIOD	$(115)	$460

Cash paid for interest	$20,424	$9,700

The accompanying notes are an integral part of these consolidated financial statements

Page 27 of 56

DOMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	May 31,
	2015	2014
SUPPLEMENT SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Licensing Agreement with Wazzamba SA in exchange for amounts due
under Licensing agreement with Wazzamba SA	$-	$300,000
Shares issued for settlement of loans payable to consultants
and stockholders	$65,102	$159,991
Shares issued for settlement of convertible notes payable	$487,998	$731,329
Shares issued for patent acquisition	$-	$35,500
Shares issued for equity interests in Imagic Ltd.	$-	$796,700
Shares issued for equity interest in Barefoot Science Products & Services, Inc.	-	45,000
Convertible notes payable issued for equity interests in Imagic Ltd.	$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements

Page 28 of 56

DOMARK INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2015 AND MAY 31, 2014

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

On February 29, 2012, the Company formed a new wholly owned subsidiary, Solawerks, Inc., in the State of Nevada, for the purposes of entering the business of marketing specialized solar consumer electronics. Solawerk's current focus is to develop and distribute the IR Charger, which is a combined cover and charging case for Apple's iPad, and Samsung products. Solawerks competes in a market that also includes 3D Systems (DDD), Dell ( DELL ), and Hewlett Packard (HPQ). Currently the charter is in default with the Secretary of State of Nevada.

On June 20, 2012, the Company formed a new wholly-owned subsidiary, MuscleFoot Inc. in the state of Nevada for the purpose of distributing, marketing, and acting as sales agent for the patented foot care system of Barefoot Science. MuscleFoot Inc. is currently in default with the Nevada Secretary of State.

On July 20, 2012, the Company formed a new wholly-owned subsidiary, DoMark Canada Inc. in the province of Ontario for the purpose of supporting the Company's corporate operations based in Toronto, Ontario, Canada.

On February 28, 2013, the Company entered into a Memorandum of Understanding to purchase 44% of Zaktek Ltd. ("Zaktek"). Zaktek's main product is the phonepad+, an Apple Inc. approved tablet device that works with smartphones, including the Apple iPhone® and Samsung Galaxy products to improve functionality including video and gaming abilities.

On April 23, 2013, the Company received notification that Zaktek was ending discussions in regards to the definitive purchase agreement with DoMark.

On June 11, 2013, the Company then purchased 100% of South Hill Ltd., an English private limited company, which owns approximately 19% of Zaktek.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. For the period March 30, 2006 (inception) to May 31, 2015, the Company incurred net losses of $48,962,791. Furthermore, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Page 29 of 56

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTNG PRONOUNCEMENTS

In June 2014, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. As permitted by ASU 2014-10, the Company has elected early application of this standard for the accompanying consolidated financial statements for the years ended May 31, 2015 and 2014.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTION GAINS AND LOSSES

We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders' deficit. The Company and its subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our consolidated statements of operations related to the recurring measurement and settlement of such transactions. The translation rate for the Canadian dollar as of May 31, 2015 was $0.80.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At May 31, 2015 and 2014, cash and cash equivalents consisted only of cash in the bank, or amounts due to bank.

LOAN RECEIVABLE FROM CONSULTANT

The loan receivable from consultant is a short term, less than one year note, due July 15, 2015, and is non-interest bearing.

Page 30 of 56

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

For the years ended May 31, 2015 and 2014, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Common Shares Equivalent
	Years Ended May 31,
	2015	2014
Convertible notes payable	23,613,258,824	1,568,946,386
Series A convertible preferred stock	50,000,000	50,000,000
Warrants	850,000	850,000

Total common shares equivalent	23,664,118,824	1,619,796,386

INTANGIBLE ASSETS

Intangible assets are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the respective assets.

RECLASSIFICATION

A reclassification has been made to the prior period consolidated balance sheet to conform to the current period presentation. This reclassification had no effect on previous reported results of operations. The Company has shown separately the amount of treasury stock from the Common stock in the consolidated balance sheet and statement of stockholders' deficit.

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

Page 31 of 56

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

NOTE 4 – INVESTMENTS

Investments consist of:

	May 31, 2015	May 31, 2014
Imagic Ltd. - 40% equity interest	$1,094,166	$1,094,166
Barefoot Science Products & Services Inc. - 15% equity interest	50,000	50,000
Total	$1,144,166	$1,144,166

The cost of the 40% equity interest in Imagic Ltd. at May 31, 2015 consists of:

July 22, 2013 issuance of 7,500,000 shares of DoMark common stock to Imagic Ltd.	$697,500
December 3, 2013 issuance of 8,000,000 shares of DoMark common stock to Meadow Grove Ltd. in exchange for 9% equity interest in Imagic Ltd.	99,200
Cash payments to or for the benefit of Imagic Ltd.	147,466
Payments from Foremark Holdings to Imagic Ltd. in exchange for DoMark notes payable to Foremark Holdings	150,000
Total	$1,094,166

Imagic is a privately owned company registered in Gibraltar which owns proprietary product designs for its Digilink and Game Control products. Imagic shares are not quoted or traded on any securities exchange or in any recognized over-the counter market. Imagic is accounted for on the equity method of accounting. The Company consolidates entities that we control. The Company accounts for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If the Company does not exercise significant influence, we account for the investment using the cost method of accounting. Imagic did not have any revenues or expenses for the year ended May 31, 2015.

Page 32 of 56

The cost of the 15% equity interest in Barefoot Science Products & Services Inc. consists of:

January 25, 2013 cancellation of the Marketing and Distribution Agreement dated June 20, 2012	$5,000
May 14, 2014 issuance of 15,000,000 shares of DoMark common stock to Lance Todd pursuant to Agreement of Understanding dated March 27, 2014	45,000
Total	$50,000

On January 25, 2013, the Company executed an agreement with Barefoot Science Products & Services Inc. ("Barefoot Science") which cancelled the Marketing and Distribution Agreement dated June 20, 2012 and which provided the Company a 15% equity interest in Barefoot Science. As a result, the Company recognized an impairment charge of $4,605,480 in the year ended May 31, 2013 to write off the remaining unamortized prepaid license fees at February 28, 2013 ($4,605,480) and to record the estimated fair value of the 15% equity interest in Barefoot Science at $5,000. On March 27, 2014, DoMark executed an Agreement of Understanding with Barefoot Science and its other owner Lanee Todd. Among other things, the Agreement of Understanding provides for (1) DoMark's issuance of 15,000,000 shares of DoMark common stock to Lance Todd (which occurred May 14, 2014), (2) future monthly remittances of 15% of Barefoot Science's profit (as defined) to DoMark, and (3) the addition of R. Brentwood Strasler (DoMark's non-executive Chairman) to Barefoot Science's Board of Directors.

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

NOTE 5 – LICENSING AGREEMENT WITH WAZZAMBA SA

During the three months ended February 28, 2014, the Company executed a Licensing Agreement with Wazzamba SA (the "Licensor"). The agreement provides the Company an exclusive license to use certain technology (which permits third-party subscribers to integrate a fully equipped online shop into their websites) in Canada and the United States for an initial term ending July 31, 2015. The agreement provides for the Company to pay the Licensor "Flat Fee" compensation of $ 300,000 in 3 installments of $100,000 each (first installment payable within 5 days of the signing of the agreement, second installment payable on July 1, 2014, and third installment payable on February 1, 2015) plus "Revenue Share" compensation equal to 50% of Net Commissions generated by the Company payable monthly. In the event that the Company does not generate $500,000 in Net Commissions by January 31, 2015, the Licensor has the right to cancel the agreement with one month notice (in which case the third $100,000 installment will no longer be due). With respect to an Extended License Term after July 31, 2015, the agreement provides the Company a right of first refusal to match any offer received by the Licensor from a third party.

At February 28, 2014, the Company recorded this Licensing Agreement and the related "Flat Fee" liability as an intangible asset and liability in the amount of $300,000. In the three months ended May 31, 2014, the Company paid $75,075 of the first $100,000 "Flat Fee" installment due the Licensor under the agreement. The other $24,925 due is presently past due. The Company is currently in negotiations with the Licensor to have its rights pursuant to the Licensing Agreement converted into an equity interest in a new entity to be owned by both the Company and the Licensor. The new entity would have worldwide rights to Licensor's technology now entitled "Monetizer 101".

Licenses, net of accumulated amortization, consist of:

	May 31,	May 31,
	2015	2014
Wazzamba, S.A.	$300,000	$300,000
Bioharmonics	10,000	10,000
Subtotal	310,000	310,000
Accumulated amortization	(268,338)	(60,898)
Total	$41,662	$249,102

Page 33 of 56

NOTE 6 – NOTE PAYABLE TO BANK

In December 2013, the Company entered into a Loan Agreement with a bank located in Maryland. The related Promissory Note in the amount of $198,000 bears interest at a rate at 10% payable monthly, is due in full on December 31, 2014, and is secured by a Common Stock Reserve (as defined in the Loan Agreement), a Guaranty of Payment from the Company's chief financial officer and his wife, and certain real property owned by the Company's chief financial officer and his wife. Currently the loan is in default and management is working on a loan modification with the Lender. Past due interest of $18,000 was added to principal loan of $180,000.

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES, CONSULTANTS, AND STOCKHOLDERS

Loans payable to related parties, consultants, and stockholders consist of:

	May 31,	May 31,
	2015	2014
Consultant and stockholder	$80,796	$90,402
Chief executive officer/Pres. of DoMark International, Inc.	45,850	47,500
Non Exec. Chairman of Board of DoMark International, Inc.	-	11,875
Chairman of Barefoot Science and affiliate	21,500	21,500
Consultant	16,097	16,097
Consultant	17,085	1,598
Consultant	8,600	-
Total	$189,928	$188,972

The loans payable to related parties, consultants, and stockholders are informal and do not provide for interest or a stated maturity date.

Page 34 of 56

NOTE 8 – CONVERTIBLE NOTES PAYABLE

At May 31, 2015 the convertible notes payable consisted of ;

Date of		Interest	Maturity	Principal		Unamortized	Net
Note	Noteholder	Rate	Date	Amount		Discount	Note

12/19/13	JMJ Financial Inc	10%	12/19/14	$24,842	(i)	$0	$24,842
3/7/14	JSJ Investments, Inc.	12%	10/7/14	12,130	(g)	0	12,130
3/28/14	Redwood Fund III	10%	9/28/14	35,122	(f)	0	35,122
3/18/14	Redwood Managament, LLC.	10%	9/28/14	50,000	(g)	0	50,000
4/14/14	WHC Capital, Inc	12%	10/14/14	38,200	(i)	0	38,200
4/11/14	Tonaquint, Inc	12%	10/11/14	40,559	(g)	0	40,559
4/24/14	JSJ Investments, Inc.	12%	10/24/14	50,000	(g)	0	50,000
5/12/14	Iconic Holdings, LLC	10%	11/12/14	46,645	(g)	0	46,645
5/16/14	KBM Worldwide, Inc	8%	11/14/14	9,410	(l)	0	9,410
6/3/14	Adar Bays, Inc	8%	12/12/14	48,654	(g)	0	48,654
6/23/14	JMJ Financial Inc	10%	12/23/14	50,000	(i)	0	50,000
7/3/14	LG Capital, Inc	8%	1/3/15	36,750	(a)	0	36,750
7/22/14	Redwood Fund III	10%	1/22/15	100,082	(g)	0	100,082
8/14/14	KBM Worldwide, Inc	8%	2/14/15	27,500	(l)	0	27,500
10/8/14	LG Capital, Inc	8%	4/8/15	3,000	(a)	0	3,000
12/2/14	Tonaquint, Inc	12%	6/2/15	10,000	(g)	6,849	3,151
12/5/14	LG Capital, Inc.	8%	6/5/15	9,500	(a)	6,462	3038
1/7/15	LG Capital Inc	8%	7/7/15	22,500	(a)	20,763	1737
3/15/15	Curran	10%	3/15/15	25,000	(l)	24,864	136
	Totals			$639,894		$58,938	$580,956

Legend

(a)     At noteholder's option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 25% of the lowest trading price during the 20 trading days prior to the notice of conversion.

(b)     At noteholder's option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 58% of the average of the two lowest closing prices during the 15 trading days prior to the notice of conversion.

(c)     At noteholder's option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 40% of the lowest closing price during the 25 trading days prior to the notice of conversion.

(d)     At noteholder's option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 40% of the lowest closing price during the 20 trading days prior to the notice of conversion.

(e)     At noteholder's option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to the lower of $0.085 or 60% of the lowest closing price during the 25 trading days prior to the notice of conversion.

(f)      At noteholder's option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 49% of the average of the two lowest closing prices during the 15 trading days prior to the notice of conversion.

Page 35 of 56

(g)     At noteholder's option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 25% of the average of the three lowest bid prices during the 20 trading days prior to the notice of conversion.

(h)     At noteholder's option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 20% of the lowest trading price during the 20 trading days prior to the notice of conversion.

(i)       At noteholder's option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 40% of the lowest trading price during the 20 trading days prior to the notice of conversion.

(j)      At noteholder's option, the principal amount (and accrued interest) are convertible into shares of DoMark common stock at a conversion price equal to 25% of the lowest trading price during the 15 trading days prior to the notice of conversion.

NOTE 9 – STOCKHOLDERS' DEFICIT

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

Page 36 of 56

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

Page 37 of 56

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

Page 38 of 56

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

Page 39 of 56

On May 29, 2014, the Company issued 37,500,000 shares of common stock to Iconic Holdings, LLC in satisfaction of $15,000 principal amount of convertible notes payable.

On May 29, 2014, the Company issued 17,600,000 shares of common stock to Iconic Holdings, LLC in satisfaction of $17,600 principal amount of convertible notes payable.

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

On October 16, 2014, the Company issued 92,480,000 shares of common stock to WHC Captial, Inc. in satisfaction of $ 4,624 principal amount of convertible notes payable.

On October 16, 2014, the Company issued 175,750,000 shares of common stock to Tonaquint, Inc. in satisfaction of $4,393 principal amount of convertible notes payable.

Page 40 of 56

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

On December 10, 2014, the Company issued 128,428,577 shares of common stock for Iconic Holdings, LLC in satisfaction of $ 3,148 of principal amount of convertible notes payable.

Page 41 of 56

On December 10, 2014, the Company issued 200,000,000 shares of common stock for WHC Capital, Inc. in satisfaction of $4,800 of principal amount of convertible notes payable.

On December 10, 2014, the Company issued 157,500,000 shares of common stock for Tonaquint, Inc. in satisfaction of $3,937 of principal amount of convertible notes payable.

On December 16, 2014, the Company issued 307,937,698 shares of common stock for JSJ Investments, Inc. in satisfaction of $7,698 of principal amount of convertible notes payable.

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

On January 12, 2015, 2014, the Company issued 160,000,000 shares of common stock to Tonaquint, Inc.in satisfaction of $4,000 principal amount of convertible notes payable..

On February 17, 2015, the Company issued 280,600,000 shares of common stock to KBM Worldwide, Inc. in satisfaction of $ 14,030 principal amount of convertible notes payable.

Warrants to Purchase Common Stock

A summary of warrant activity for the years ended May 31, 2015 and 2014 follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding May 31, 2012	-	$-
Granted	850,000	0.42
Exercised	-	-
Cancelled	-	-

Outstanding at May 31, 2015	850,000	0.42
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at May 31, 2015	850,000	$0.42

Page 42 of 56

Warrants outstanding at May 31, 2015 consist of:

Date Granted	Number Outstanding	Exercise price	Expiration Date
June 1, 2012	100,000	$1.00	June 1, 2015
June 12, 2012	150,000	$1.00	June 12, 2015
June 26, 2012	100,000	$1.00	June 26, 2015
January 1, 2013	500,000	$0.01	January 1, 2016
Totals	850,000

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

Page 43 of 56

Derivative liability — the Company's derivative liability is classified within Level 3 of the fair value hierarchy.

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives based upon the following assumptions: dividend yield of -0-%, volatility of 100%, risk free interest rate ranging from 0.04% to 0.13 % and an expected term equal to the remaining term of the note.

The following table sets forth, by level, the fair value hierarchy the Company's derivative liabilities, from their convertible promissory notes payable, that were accounted for at fair value as of May 31, 2015 and May 31, 2014.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

Liabilities:
Derivative liability – May 31, 2015	$-	$-	$2,564,280	$2,564,280
Derivative liability – May 31, 2014	$-	$-	$1,748,982	$1,748,982

NOTE 11 – INCOME TAXES

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. The tax based accumulated deficit creates tax benefits in the amount of $5,068,598 from inception through May 31, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of May 31, 2015 and 2014 are as follows:

	May 31,
	2015	2014
Deferred tax assets	5,668,598	5,068,598
Valuation allowance	(5,668,598)	(5,068,598)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of May 31, 2015 and 2014 was $5,668,598 and $5,068,598, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2015 and 2014, and maintained a full valuation allowance.

Page 44 of 56

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended May 31, 2015 and 2014:

Federal statutory tax rate	(20.0)%
Permanent differences and valuation allowance	(20.0)%
Effective tax rate	0.0%

NOTE 12 – COMMITMENTS AND CONTINGENCIES

License Agreements

On April 19, 2013, our subsidiary DoMark Canada Inc. executed an agreement with Bioharmonics Technologies Cop. ("Bioharmoniecs"). The agreement provided for the acquisition of certain inventions and related patents and patent applications in exchange for 500,000 shares of DoMark common stock (which was delivered April 19, 2013) and $30,000 cash payable no later than October 17, 2013 (which was satisfied through the delivery of an additional 500,000 shares of DoMark common stock to Bioharmonics on August 15, 2013). The agreement also provides for a royalty obligation payable quarterly to Bioharmonics equal to 10% of the wholesale price for each unit using infrared and solar charging.

In January 2014, the Company executed a Licensing Agreement with Wazzamba SA. See Note 5.

Employment Agreements

On May 25, 2012, the Company entered into an employment agreement with its Non-Exec Chaiman of the Board, R. Brentwood Strasler, for an indefinite period or until terminated. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler is to be enrolled in a long term Executive Option Plan and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler. The policy has not been implanted as of May 31, 2014. Mr. Strasler resigned on December 1, 2014 and was relieved of all duties and responsibilities of the Company, including but not limited to, Non-Exec Chairman and Secretary.

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

Related Party Transactions

During the current fiscal years ending May 31, 2015, and May 31, 2014 Mr. Andrew Ritchie was compensated $116,512 and $165,209. Mr. R. Brent Strasler was compensated $26,500 and $115,850 for the same period. For fiscal years ending May 31, 2015 and May 31, 2014 Mr. Andrew Ritchie was owed $47,500 for both years, and Mr. Brent Strasler was owed $0 in May 31, 2015 and $11,85 in May 31, 2014.

Page 45 of 56

Lease Agreement

On August 1, 2013, the Company entered into an office lease in Toronto, Ontario, Canada for a five year period. At May 31, 2015, the future lease commitments on this lease for the years ended May 31, are as follows:

2016	$58,880
2017	59,520
2018	7,936

Total	$126,336

NOTE 13 – SUBSQUENT EVENTS

On August 12, 2015, the Company issued 1,170,000 shares of our Series B Convertible Preferred Stock to our Chief Executive Officer, Andrew Ritchie, in full payment of $365,708 in accrued compensation owed to him and $45,850 in advances that Mr. Ritchie had made to the Company. These shares are convertible into 9,360,000,000 shares of the Company's common stock at the election of the holder. Also on August 12, 2015, the Company issued Thomas Crompton, our Chief Financial Officer, 780,000 shares of Series B Convertible Preferred Stock in full payment of $203,121 in accrued compensation and $17,085 in advances to the Company. These shares are convertible into 6,240,000,000 shares of the Company's common stock at the election of the holder. The above issuances became effective August 13, 2015, the date of recordation of the certificate of designation of the Company's Series B Convertible Preferred Stock with the Secretary of State of Nevada. Class B Convertible Preferred Stock has voting rights equal to 51% of the voting power of the Company. Each share of Class B Convertible Preferred Stock is convertible into 8,000 shares of common stock at the election of the holder.

Page 46 of 56

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, May 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of May 31, 2015.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of May 31, 2015.

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Page 47 of 56

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Andrew Ritchie is the Company's CEO, President and a director. Mr. Ritchie has over ten years of experience leading and directing companies. His experience includes working for three as the CEO of Easymed Services Inc. where he led the restructuring of the global medical information Technology Company and positioned the company as a global leader in the TeleMedicine sector, Working for two years as the Operations Director at Evening Standard Ltd. (UK), Working for two years as the publisher of The Winnipeg Free Press, at which he reported to the Chairman of the Board and was responsible for 1000 staff, revenue of $120 million, and the leadership of all aspects of the Winnipeg Free Press operations. Working for three years as Vice President of Operations at The Globe and Mail (Canada), Canada's largest selling national newspaper with revenues of approximately $300 million. Mr. Ritchie reported directly to the Publisher/CEO and was responsible for the daily operation of all aspects of the newspaper. Mr. Ritchie is 45 years old.

R. Brentwood Strasler was the Company's non-exec chairman & director. Mr. Strasler has more than twenty years of experience in both private industry and the public capital markets and has a broad range of skills and expertise in corporate governance, corporate finance, and other matters faced by emerging companies. Mr. Strasler holds an Economics Degree from the University of Western Ontario and an MBA in International Finance from the University of Notre Dame. Mr. Strasler has been with Domark since May 25, 2012. Mr. Strasler resigned on December 1, 2014 from all responsibilities, duties, and as Non-Exec chairman of the Company. Mr. Strasler is 46 years old.

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

Page 48 of 56

CORPORATE GOVERNANCE

The Company has adopted a code of ethics.The directors of the Company are not independent from the Company. Further, an audit committee composed of the requisite number of independent directors along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions considered or consummated by the Company, management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically re-evaluate this situation.

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

COMMITTEES

The Company does not have an audit committee or any standing committees due to the Company's small size.

The Company's audit committee has determined that its members are not "audit committee financial experts" within the meaning of federal securities regulations.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)	Warrant Awards	All Other Compensation ($)

Andrew Ritchie (2)	2015	116,512	-	-	-	-

R. Brentwood Strasler (1)	2015	26,500

Andrew Ritchie	2014	165,209

R. Brentwood Strasler (1)	2014	115,850	-	-		-

(1)

Mr. Strasler was appointed President, Non Exec. Director, and Corporate Secretary of the Company on May 25, 2012.

Mr. Strasler resigned as President, Non-Exec Director, and Corporate Secretary of the Company on December 1, 2014.

(2)	Mr. Ritchie was appointed Chief Executive Officer and Director of the Company on June 15, 2012.

Page 49 of 56

On May 25, 2012, the Company entered into an employment agreement with its newly appointed President, R. Brentwood Strasler, for a period of three years. Mr. Strasler is entitled to an annual salary of $150,000 and 100,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler will be enrolled in a long term executive option plan no later than three months after the effective date of the employment agreement and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler. As of May 31, 2012, the Company did not accrue any salaries under the employment agreement. In December 2014, Mr. Strasler tendered his resignation as Non exec Chairman and this was accepted by the Board of Directors and Mr. Ritchie, President/CEO.

During 2013, the Company did not pay our officers their full salaries due to the Company's financial situation. As a result, Mr. Ritchie and Mr. Strasler converted part of the accrued salaries into common stock pursuant to the Company's 2012 Stock Plan for Directors, Officers, and Consultants.

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

(1)

On January 25, 2013, the Company approved registering an additional 9,900,000 shares of the Company's common stock to its 2012 Stock Plan for Directors, Officers and Consultants ("2012 Stock Plan"). The 2012 Stock Plan originally authorized the issuance of 500,000 shares of the Company's common stock for directors, officers, and employees (including consultants meeting the definition of "employee" under Rule 405 promulgated under the Securities Act). Pursuant to the 2012 Stock Plan, the Company registered 9,900,000 shares of its stock with the SEC on Form S-8 on May 13, 2013.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of May 31, 2015 by (i) each person who is known by the Company to own beneficially more than 5% of the any class of the Company's voting securities, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 8,805,932,169 shares outstanding as of May 31, 2015. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

Page 50 of 56

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

Name and Address	Common Stock	Series A Preferred	Ownership Percentage
Christy Management Limited (1)	-	50,000	47.79% (2)

(1) The address for Christy Management Limited is Akara Bldg, 24 De Castro Street, Wickhams Cay 1, Tortola, British Virgin Islands.

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

On May 25, 2012, Michael Franklin sold 50,000 preferred shares of the Company's Series A Preferred Stock, in a private transaction, to Cristy Management Limited. As a result, Cristy Management Limited has become the controlling shareholder of Domark by virtue of his ownership of 50,000 shares of Series A Preferred Stock with voting rights equivalent to 50,000,000 shares of our Common Stock.

Currently a change of control has occurred on August 13, 2014 with Mr. Andrew Ritchie, CEO, and Mr. Thomas Crompton CFO., taking 50.1 % control through the issuance of Preferred Series B convertible shares that convert at 8,000 preferred to 1 common share.

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

Neither of the Company's directors are considered independent. For purposes of determining independence, we used the standards set forth by the NASDAQ Stock Exchange, which are not applicable to us.

Page 51 of 56

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by ZBS Group, LLP, for professional services rendered for the audit of the Company's annual financial statements for fiscal year ending May 31, 2015 and May 31, 2014 was $15,000.

AUDIT-RELATED FEES

The aggregate fees billed by ZBS Group, LLP, for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended May 31, 2015 and 2014, and that are not disclosed in the paragraph captioned "Audit Fees" above, were $33,000 and $33,000, respectively.

TAX FEES

None.

ALL OTHER FEES

The Company has not paid its auditors any other fees for audit, audit-related, or tax services.

Page 52 of 56

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

Page 53 of 56

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

Page 54 of 56

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

Page 55 of 56

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DoMark International, Inc.

Date: September 14, 2015	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer and Principal
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of September 2015.

By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer and Director

By:	/s/ Thomas Crompton
Thomas Crompton
Chief Financial Officer