Form 10-Q
period 2015-08-31
Domark International Inc.
filed 2015-10-23
CIK 1365160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _______

Commission File No. 333-136247

Domark International, Inc.

(Name of small business issuer as specified in its charter)

Nevada	204647578
(State of Incorporation)	(IRS Employer Identification No.)

34 King Street, East Suite 1102 Toronto, Ontario M5C 1E9

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

As of August 31, 2015, there were 8,681,112,367 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding and there are zero shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

DOMARK INTERNATIONAL, INC.

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.
	Consolidated Balance Sheets August 31, 2015 (unaudited & unreviewed) and May 31, 2015 (audited )	3
	Consolidated Statements of Operations three months ending August 31, 2015 and three months ended August 31, 2014 (unaudited & unreviwed)	5
	Consolidated Statements of Cash Flows three months ending August 31, 2015 and three months ended August 31, 2014 (unaudited & unreviwed)	6
	Notes to Consolidated Financial Statements (unaudited)	7-17

Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosure	21

Item 5.	Other information	21

Item 6.	Exhibits	22

DOMARK INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2015	2015
	Unaudited/Unreviewed

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Loan receivable from consultant	36,203	36,203
Prepaid expenses	24,500	4,500
TOTAL CURRENT ASSETS	60,703	40,703

INVESTMENTS	1,144,166	1,144,166

OTHER ASSETS
Patents, net of accumulated amortization
of $16,105 and $13,605 respectively	54,397	56,897
Licenses, net of accumulated amortization
of $304,698 and $270,338 respectively	5,302	41,662
TOTAL OTHER ASSETS	59,699	98,559

TOTAL ASSETS	$1,264,568	$1,283,428

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2015	2015
	Unaudited/Unreviewed

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Amounts payable to Bank	$22	$115
Note payable to bank	198,000	198,000
Accounts payable and accrued expenses	249,817	855,665
Amounts due under Licensing Agreement with Wazzamba SA	224,924	224,924
Loans payable to consultants and stockholders	126,993	189,928
Convertible notes payable (net of unamortized discounts
of $152,694 and $674,886 respectively)	631,575	580,956
Derivative liability for convertible notes payable	2,988,218	2,564,280
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	4,419,549	4,613,868

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series A convertible preferred stock - issued and outstanding
50,000 shares as of August 31, 2015 and May 31, 2015	50	50
Preferred stock, $0.001 par value, authorized 2,000,000 shares
Series B convertible preferred stock - issued and outstanding
1,950,000 shares as of August 31, 2015 and "0" as of May 31, 2015	1,950	-
Common stock, $0.001 par value, authorized 14,000,000,000 shares:
8,805,932,169 and 8,805,932,169 shares issued,
and 8,681,112,367 and 8,681,112,367 shares outstanding,
as of August 31, 2015 and May 31, 2015	8,805,932	8,805,932
Less: Treasury stock (124,819,802 shares) as of Aug. 31, 2015 and May 31, 2015	(124,820)	(124,820)
Common stock payable	858,000	858,000
Additional paid in capital	37,788,799	36,219,642
Accumulated other comprehensive income (loss)	(131,453)	(126,453)
Accumulated deficit	(50,353,439)	(48,962,791)

TOTAL STOCKHOLDERS' DEFICIT	(3,154,981)	(3,330,440)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,264,568	$1,283,428

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED & UNREVIEWED)

	For three months	For three months
	ended	ended
	August 31,	August 31,
	2015	2014

Sales	$-	$-
Cost of sles	-	-
Gross profit	-	-

Operating expenses:
General and administrative	(462,770)	209,643
Stock-based compensation - Consultants	1,326,000	55,623
Stock-based compensation - Salaries and wages	-	-
Amortization expense	38,860	53,360
Total operating expenses	902,090	318,626

Loss from operations	(902,090)	(318,626)

Other income (expense):
Other income	-	-
Revaluation of derivative liablilty for convertible notes	(423,938)	(192,890)
Interest and accretion expense	(64,620)	(147,433)
Total other income (expense)	(488,558)	(340,323)

Net Loss	(1,390,648)	(658,949)

Statement of Comprehensive Loss:
Net Loss	(1,390,648)	(658,949)

Other Comprehensive loss
Foreign currency translation adjustment	(5,000)	(11,650)
	(5,000)	(11,650)

Total Comprehensive Loss	$(1,395,648)	$(670,599)

Net loss per common shares, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	8,681,112,367	1,077,885,876

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED & UNREVIEWED)

	For the three months ended
	August 31,	August 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,390,648)	$(658,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	38,860	53,360
Series B Preferred stock issued as compensation - consultants	1,326,000	55,623
Series B Preferred stock issued for loans payable - consultants	62,935	-
Non cash interest expense	64,620	147,433
Loss (gain) on revalutaion of derivative liability - convertible notes	423,938	192,890

Change in operating assets and liabilities:
Prepaid expenses	20,000	-
Accounts payable and accrued expenses	(605,848)	4,801
Accounts payable - related party	(62,935)	(21,336)

Net cash used in operating activities	(123,078)	(226,178)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for investments	-	-
Cash paid for loan receivable from consultant	-	-

Net cash used in investing activities	-	-

Other Comprehensive income (loss)	(5,000)	(11,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	128,171	128,448
Proceeds from loans payable to consultants and stockholders	-	108,885

Net cash provided by financing activities	128,171	237,333

Net increase (decrease) in cash and cash equivalents	93	(495)
CASH BALANCE (BANK OVERDRAFT) BEGINNING OF PERIOD	(115)	460
CASH BALANCE (BANK OVERDRAFT) END OF PERIOD	$(22)	$(35)

Cash paid for interest	$4,500	$20,424
Cash paid for taxes	$-	$-

SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for settlement of loans payable to consultants
and stockholders	$1,326,000	$55,623
Shares issued for settlement of convertible notes payable	$-	$237,940

The accompanying notes are an integral part of these consolidated financial statements.

DOMARK INTERNATIONAL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDING AUGUST 31, 2015 AND AUGUST 31, 2014

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

On March 5, 2012, the Company entered into an Asset Purchase Agreement with its then controlling shareholder, R. Thomas Kidd, for the sale of the Company's subsidiary Armada Armada/The Golf Championships and certain assets related thereto. The Company relied upon Accounting Standards Codification ("ASC") Topic Nos, 8602025 and 8602040 to record the sale. The fair value of the transaction was measured at the fair value of the assets less any liabilities sold.

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

These factors raise substantial doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. In this regard, management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There isn't any assurance that the Company will be successful in raising additional capital to meet its operating needs.

NOTE 3 – BASIS OF PRESENTATION

The unaudited consolidated financial statements as of August 31, 2015 and for the three months ended August 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of August 31, 2015 and the results of operations and cash flows for the three months ended August 31, 2015 and 2014. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three month period August 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2015. The consolidated balance sheet at August 31, 2015 has been derived from the unaudited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended May 31, 2014 as included in our annual report on Form 10-K.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTNG PRONOUNCEMENTS

In June 2014, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 201410, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 201410 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inceptiontodate information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. As permitted by ASU 2014-10, the Company has elected early application of this standard for the accompanying consolidated financial statements for the Quarter ended February 28, 2015 and year ended May 31, 2014. The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

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

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders' deficit. The Company and its subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our consolidated statements of income related to the recurring measurement and settlement of such transactions. The translation rates as of August 31, 2015 were $1.00 US equaled $1.33 Canadian.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At August 31, 2015 there weren't any cash or cash equivalents. At August 31, 2015 and May 31, 2015, cash and cash equivalents consisted only of cash in the bank, or a bank over draft.

LOANS RECEIVABLE CONSULTANT

The loan receivable consultants are a short term, less than one year note, due February 28, 2016 and non-interest bearing.

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

For the three months ending August 31, 2015 and 2014, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Common Shares Equivalents
	Three Months Ended August 31,
	2015	2014

Convertible Notes Payable	29,793,433,824	307,459,536

Serie A Convertible Preferred Shares	50,000,000	50,000,000

Serie B Convertible Preferred Shares	15,600,000,000	-

Warrants	850,000	850,000

Total Common Shares Equivalents	45,444,283,824	358,309,536

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

STOCK-BASED COMPENSATION

The Company accounts for share based payments in accordance with ASC Topic No. 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective - Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For stock options, the Company uses the Black-Scholes option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as stock volatility, interest rates, and to allow for actual exercise behavior of option holders. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued free trading shares from the Company's authorized common stock.

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

NOTE 5 – INVESTMENTS

Investments consist of:

	August 31, 2015	August 31, 2014

Imagic Ltd. - 40% equity interest	$1,094,166	$1,094,166
Barefoot Science Products & Services Inc. - 15% equity interest	50,000	50,000
Total	$1,144,166	$1,144,166

The cost of the 40% equity interest in Imagic Ltd. at August 31, 2015 consists of:

July 22, 2013 issuance of 7,500,000 shares of DoMark common stock to Imagic Ltd.	$697,500
December 3, 2013 issuance of 8,000,000 shares of DoMark common stock to Meadow Grove Ltd. in exchange for 9% equity interest in Imagic Ltd.	96,005
Cash payments to or for the benefit of Imagic Ltd.	150,661
Payments from Foremark Holdings to Imagic Ltd. in exchange for DoMark notes payable to Foremark Holdings	150,000
Total	$1,094,166

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

At August 31, 2015, the Company has a recorded intangible asset for "Licensing Agreement with Wazzamba SA" in the amount of $300,000, and included the liability under the Licenses net of accumulated amortization. Commencing March 1, 2014, the Company will amortize the $300,000 intangible asset on a straight line basis over the remaining 17 months of the Initial Term ending July 31, 2015 (approximately $17,647 per month).

On March 27, 2014, the Company paid $75,000 of the first $300,000 "Flat Fee" installment due the Licensor under the agreement. The other $225,000 due is presently past due.

Licenses, net of accumulated amortization are as follows:

	August 31,	May 31,
	2015	2015

Wazzamba S.A.	$300,000	$300,000
Bioharmonics	10,000	10,000
Subtotal	310,000	310,000
Accumulated amortization	(304,698)	(270,338)

Totals	$5,302	$41,662

NOTE 7 – NOTE PAYABLE TO BANK

In December 2013, the Company entered into a Loan Agreement with a bank located in Maryland. The related Promissory Note in the amount of $180,000 bears interest at a rate at 10% payable monthly, and is due in full on December 31, 2014, and is secured by a 25,000,000 shares of Domark International, Inc (Common Stock Reserve as defined in the Loan Agreement), a Guaranty of Payment from the Company's chief financial officer and his wife, and certain real property owned by the Company's chief financial officer and his wife. The loan has been modified and the lender has extended a six month extension for the loan repayment, with a July 1, 2015 balloon due date.

NOTE 8 – LOANS PAYABLE TO CONSULTANTS AND STOCKHOLDERS

Loans payable to consultants and stockholders consist of ;

	August 31,	May 31,
	2015	2015
Consultant and stockholder	$80,796	$80,796
President of Domark	-	45,850
Chairman of Barefor Science and affilliate	21,500	21,500
Consultant	16,097	16,097
Consultant	-	17,085
Consultant	8,600	8,600

Totals	$126,993	$189,928

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At August 31, 2015 the convertible notes payable consisted of;

Date of		Interest	Maturity	Principal		Unamortized	Net
Note	Noteholder	Rate	Date	Amount		Discount	Note

12/19/13	JMJ Financial Inc	10%	12/19/14	$24,842	(i)	$0	$24,842
3/7/14	JSJ Investments, Inc.	12%	10/7/14	12,130	(g)	0	12,130
3/28/14	Redwood Fund III	10%	9/28/14	35,122	(f)	0	35,122
3/18/14	Redwood Managament, LLC.	10%	9/28/14	50,000	(g)	0	50,000
4/14/14	WHC Capital, Inc	12%	10/14/14	38,200	(i)	0	38,200
4/11/14	Tonaquint, Inc	12%	10/11/14	40,559	(g)	0	40,559
4/24/14	JSJ Investments, Inc.	12%	10/24/14	50,000	(g)	0	50,000
5/12/14	Iconic Holdings, LLC	10%	11/12/14	46,645	(g)	0	46,645
5/16/14	KBM Worldwide, Inc	8%	11/14/14	9,410	(l)	0	9,410
6/3/14	Adar Bays, Inc	8%	12/12/14	48,654	(g)	0	48,654
6/23/14	JMJ Financial Inc	10%	12/23/14	50,000	(i)	0	50,000
7/3/14	LG Capital, Inc	8%	1/3/15	36,750	(a)	0	36,750
7/22/14	Redwood Fund III	10%	1/22/15	100,082	(g)	0	100,082
8/14/14	KBM Worldwide, Inc	8%	2/14/15	27,500	(l)	0	27,500
10/8/14	LG Capital, Inc	8%	4/8/15	3,000	(a)	0	3,000
12/2/14	Tonaquint, Inc	12%	6/2/15	10,000	(g)	0	10,000
12/5/14	LG Capital, Inc.	8%	6/5/15	9,500	(a)	0	9,500
1/7/15	LG Capital Inc	8%	7/7/15	22,500	(a)	0	22,500
3/15/15	Curran	10%	3/15/15	25,000	(l)	18,231	6,769
7/22/15	LG Capital, Inc	8%	1/22/16	60,375	(a)	57,060	3,315
7/22/15	JMJ Financial Inc	10%	1/22/16	20,000	(i)	18,401	1,599
7/17/15	Iconic Holdings, LLC	8%	1/17/16	22,000	(g)	20,302	1,698
7/22/15	Redwood Fund III	10%	1/22/16	22,000	(f)	20,302	1,698
7/15/15	Tonaquint, Inc	12%	1/15/16	20,000	(g)	18,398	1,602

	Totals			$784,269		$152,694	$631,575

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

NOTE 10 – STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

Each share of Series A Convertible Preferred Stock has 1,000 voting rights and is convertible into 1,000 shares of the Company's common stock.

Series B. Convertible Preferred Stock

Each share of Series B Convertible Preferred Stock has 8,000 voting rights and is convertible into 8,000 shares of the Company's common stock.

Common Stock Issuances

On August 13, 2015, the Company issued 994,500 shares of Series B convertible preferred shares in satisfaction of $365,708 of unpaid compensation.

On August 13, 2015, the Company issued 663,000 shares of Series B convertible preferred shares in satisfaction of $203,121 of unpaid compensation.

On August 13, 2015, the Company issued 175,500 shares of Series B convertible preferred shares in satisfaction of $45,850 of unpaid loans payable.

On August 13, 2015, the Company issued 117,000 shares of Series B convertible preferred shares in satisfaction of $17,085 of unpaid loans payable

Warrants to Purchase Common Stock

A summary of warrant activity from May 31, 2012 until the three months ending August 31, 2015 are as follows:

	Weighted Average Number of Warrants	Exercise Price
Outstanding at May 31, 2012	$-	-
Granted	850,000	0.42
Exercised	-	-
Cancelled	-	-

Outstanding at May 31, 2013	850,000	0.42
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at August 31, 2015	$850,000	0.42

Warrants outstanding at August 31, 2015 consist of:

Date Granted	Number Outstanding	Exercise price	Expiration Date
May 25, 2012	100,000	$1.00	May 25, 2015
June 12, 2012	150,000	$1.00	June 12, 2015
June 26, 2012	100,000	$1.00	June 26, 2015
January 1, 2012	500,000	$0.01	January 1, 2015

Totals	850,000

NOTE 11— FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILIITY

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting ate, with changes in the fair value reported as charges or credits to income. For optionbased derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period derivative instrument liabilities are classified in the balance sheet as current or noncurrent based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

During the period ended August 31, 2015 the Company entered into several convertible note agreements. The conversion option and the outstanding common stock warrants on that date which were tainted by the convertible note were classified as derivative liabilities at their fair value on the date of issuance.

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

Level 2  Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3  Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

Derivative liability — the Company's derivative liability is classified within Level 3 of the fair value hierarchy.

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives predicated upon the following assumptions: dividend yield of -0-%, volatility of stock price =100%, risk free interest rate varying from 8 to 12 % and an expected term equal to the remaining conversion period of the note.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of August 31, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability August 31, 2015	-	-	2,988,218	2,988,218
Derivative liability May 31, 2015	-	-	2,564,280	2,564,280

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

Strasler is entitled to an annual salary of $150,000 USD and 100,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler is to be enrolled in a long term Executive Option Plan and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler. On December 1, 2014 Mr, Strasler resigned from the Company, mutually accepted by Mr. Ritchie, CEO and President.

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

Lease Agreement

On August 1, 2013, the Company entered into an office lease in Toronto, Ontario, Canada for a five year period. At August 31, 2015, the future lease commitments on this lease for the years ended May 31, are as follows, and are in U.S. dollars:

2015	$11,264
2016	47,616
2017	47,616
2018	47,616
Thereafter	7,936

Total	$162,047

NOTE 13 – SUBSEQUENT EVENT

In September 22, 2015 the Company applied to FINRA to enact a 1:6000 (one for six thousand) one common share for six thousand common shares, reverse stock split. The Company already had the form 14C approved by the SEC to apply for the reverse stock split. Since there are two shareholders with over 50% (fifty percent) voting control, there wasn't any need for a proxy vote on the reverse stock split. The Company's ahareholder's were notified of the reverse stock split application, Due to the fact the Company's stock value was significantly low, the Company needed to do a reverse stock split to raise potential capital, through promissory note and investment vehicle funding, to continue operations. Mr Andrew Ritchie, is still the Company's CEO, President, and board director.

The Company is actively seeking a sale, joint venture, marketing partnership, or any other related venture opportunity with Simba Deals.

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

On August 13, 2015, the Company issued 1,170,000 Preferred Series B convertible shares, to Mr. Andrew Ritchie (CEO & President), and 780,000 Preferred Series B convertible shares to Mr. Thomas Crompton ( CFO), with a conversion rate of 8,000 common shares to one preferred share. These shares were issued for unpaid compensation and unpaid loans to Mr. Ritchie and Mr. Crompton. The unpaid compensation for Mr. Ritchie and Mr. Crompton were $365,708 and $203,121 respectively. The unpaid loans, at the time of preferred share issuance for Mr. Ritchie and Mr. Crompton were $45,480 and $30,723 respectively.

On September 8, 2015, the Company has filed an S-8 for the announcement of a reverse stock split. The SEC has approved the 14C filing, for the application. Currently the Company is applying for a 6000: 1 (six thousand common shares for one common share) reverse stock split on the Company's voting common stock. Since Mr, Ritchie and Mr. Crompton have over 50% (fifty percent) voting control of the Company (See Item #2, recent developments below), the shareholders are being notified, and no proxy is required.

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

Cash used by operating activities for the three month period ended August 31, 2015 was $123,078 compared to $226,178 for the same period in 2014. Stock-based compensation for the three month period ended August 31, 2015 was $1,326,000 as compared to $55.623 for the three month period ended August 31, 2014.

Cash used in investing activities was $0 for the three month period ended August 31, 2015 compared to $0 for the three month period ended August 31, 2014. Cash provided by financing activities was $128,171 for the three month period ended August 31, 2015 versus $237,333 for the three month period ended August 31, 2014. Financing activities consisted of cash received from related parties, promissory convertible notes payable, and notes payable.

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

RESULTS OF CONDENSED CONSOLIDATED OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2015 VS AUGUST 31, 2014

The Company did not have any revenues for the three months ending August 31, 2015 and August 31, 2014

Total general and administrative expenses for the three months ending August 31, 2015 were $(462,770) compared to $209,643 for the same three month period in 2014. The decrease is primarily due to the lesser operational expense amounts for the period ending August 31, 2015.

The net loss for the three months ending August 31, 2015 amounted to $1,395,648 for a net loss per share of $0.00, vs. a net loss of $676,599 and a net loss per share of $0.00 for the same three month period ending in 2014. The increase was primarily due to increased stock based compensation and general and administrative costs.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, August 31, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2015. Management is working on hiring other responsibilities to add some internal control procedures.

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROLINTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of August 31, 2015.

There weren't any changes in our internal control over financial reporting that occurred during the period ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Controls are being put in place for daily operations which will allow for controlled cash management and oversite.

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

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended August 31, 2015.

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

DOMARK INTERNATIONAL, INC. REGISTRANT

Date: October 15, 2015	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the undersigned on behalf of the registrant and in the capacities indicated on the 15th day of October 2015.

By:	/s/ Thomas Crompton
Thomas Crompton
Chief Financial Officer

