Form 10-Q
period 2015-11-30
Domark International Inc.
filed 2016-01-13
CIK 1365160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of November 30, 2015, there were 2,045,627 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding, and there are 1,950.000 shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

DOMARK INTERNATIONAL, INC.

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosure	22

Item 5.	Other information	22

Item 6.	Exhibits	22

DOMARK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2015	2015
	(Unaudited & Unreviewed)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Loan receivable from consultant	36,203	36,203
Prepaid expenses	4,500	4,500
TOTAL CURRENT ASSETS	40,703	40,703

INVESTMENTS	1,144,166	1,144,166

OTHER ASSETS
Patents, net of accumulated amortization of $18,605 and $3,605, respectively	51,897	56,897
Licenses, net of accumulated amortization of $305,058 and $268,338 respectively	4,942	41,662
TOTAL OTHER ASSETS	56,839	98,559

TOTAL ASSETS	$1,241,708	$1,283,428

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Amounts payable to Bank	$22	$115
Note payable to bank	198,000	198,000
Accounts payable and accrued expenses	225,770	855,665
Amounts due under Licensing Agreement with Wazzamba SA	224,924	224,924
Loans payable to consultants and stockholders	126,993	189,928
Convertible notes payable (net of unamortized discounts
of $134,533 and $674,886 respectively)	651,785	580,956
Derivative liability for convertible notes payable	2,241,309	2,564,280
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	3,668,803	4,613,868

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series A convertible preferred stock - issued and outstanding 50,000 shares as of November 30, 2015 and May 31, 2015	50	50
Preferred stock, $0.001 par value, authorized 2,000,000 shares
Series B convertible preferred stock - issued and outstanding 1,950,000 shares as of November 30, 2015 and "0" as of May 31, 2015	1,950	-
Common stock, $0.001 par value, authorized 30,000,000 shares:
2,045,627 and 8,805,932,169 shares issued, and 2,045,627 and 8,681,112,367 shares outstanding, as of November 30, 2015 and May 31, 2015	2,042	8,805,932
Less: Treasury stock (20,803 shares) as of November 30, 2015 and 124,819,802 May 31, 2015	(21)	(124,820)
Common stock payable	858,000	858,000
Additional paid in capital	46,473,922	36,219,642
Accumulated other comprehensive income (loss)	(131,453)	(126,453)
Accumulated deficit	(49,631,585)	(48,962,791)

TOTAL STOCKHOLDERS' DEFICIT	(2,427,095)	(3,330,440)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,241,708	$1,283,428

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED & UNREVIEWED)

	For the three	For the three	For the six	For the six
	months	months	months	months
	ending	ending	ending	ending
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014

Sales	$-	$-	$-	$-
Cost of sles
Gross profit

Operating expenses:
General and administrative	15	32,163	(462,755)	241,806
Stock-based compensation - Consultants	0	-	1,326,000	55,620
Stock-based compensation - Salaries and wages	-	-	-	-
Depreciation and amortization expense	2,860	53,360	41,720	106,720
Total operating expenses	2,875	85,523	904,965	404,146
	0
Loss from operations	(2,875)	(85,523)	(904,965)	(404,146)

Other income (expense):
Other income
Revaluation of derivative liability for convertible notes	746,909	(474,291)	322,971	(667,181)
Interest expense	(22,181)	(196,797)	(86,801)	(344,230)
Total other income (expense)	724,728	(671,088)	236,170	(1,011,411)

Net gain ( loss )	721,853	(756,611)	(668,795)	(1,415,557)

Statement of Comprehensive Income:
Net income ( loss )	721,853	(756,611)	(668,795)	(1,415,557)

Other Comprehensive loss
Foreign currency adjustment	0	(12,039)	(5,000)	(23,689)
	0	(12,039)	(5,000)	(23,689)

Total comprehensive gain ( loss )	$721,853	$(768,650)	$(673,795)	$(1,439,246)

Net gain ( loss ) per common shares, basic and diluted	$0.29	$(0.01)	$(0.01)	$0.00
Weighted average common shares outstanding	2,504,311	87,316,592	43,824,765	2,625,689,405

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED & UNREVIEWED)

	For the six months ended
	November 30,	November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(668,795)	$(1,415,557)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,720	106,720
Common stock issued as compensation - consultants	1,326,000	55,620
Common stock issued as compensation	-	-
Non cash interest expense	86,801	344,230
Loss (gain) on derivative valuation	(322,971)	667,181
Effect of reverse stock split	361,621

Change in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	(629,895)	(4,823)
Accounts payable - related party	(62,935)	7,644

Net cash used in operating activities	131,546	(238,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for investments	-	-
Cash paid for loan receivable from consultant	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	138,829
Proceeds from loans payable to consultants and stockholders	-	123,367
Payments made on loans payables to consultants & stockholders	-
Net cash provided by financing activities	0	262,196

Other Comprehensive income ( loss ) effect of exchange rate changes on cash	(131,453)	(23,689)

Net increase (decrease) in cash and cash equivalents	93	(478)

CASH BALANCE BEGINNING OF PERIOD	(115)	460
CASH BALANCE END OF PERIOD	$(22)	$(18)

Cash paid for interest	$0	$20,424
Cash paid for taxes	$0	$0

SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for settlement of loans payable to consultants and stockholders	$0	$55,623
Shares issued for settlement of convertible notes payable	$6,036	$391,584

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDING NOVEMBER 30, 2015 AND NOVEMBER 30, 2014

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

On March 5, 2012, the Company entered into an Asset Purchase Agreement with its then controlling shareholder, R. Thomas Kidd, for the sale of the Company's subsidiary Armada Armada/The Golf Championships and certain assets related thereto. The Company relied upon Accounting Standards Codification ("ASC") Topic Nos, 860-20-25 and 860-20-40 to record the sale. The fair value of the transaction was measured at the fair value of the assets less any liabilities sold.

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

NOTE 3 – BASIS OF PRESENTATION

The unaudited consolidated financial statements as of November 30, 2015 and for the six months ended November 30, 2014 have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of November 30, 2015 and the results of operations and cash flows for the six months ended November 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the six month period November 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2016. The consolidated balance sheet at November 30, 2015 has been derived from the unaudited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended May 31, 2015 as included in our annual SEC report on Form 10-K.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTNG PRONOUNCEMENTS

In June 2014, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities (Topic

915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. As permitted by ASU 2014-10, the Company has elected early application of this standard for the accompanying consolidated financial statements for the Quarter ended November 30, 2015 and year ended May 31, 2015. The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

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

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders' deficit. The Company and its subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our consolidated statements of income related to the recurring measurement and settlement of such transactions. The translation rates as of November 30, 2015 were $.75 US equaled $1.00 Canadian.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At November 30, 2015 there weren't any cash or cash equivalents. At November 30, 2015 and May 31, 2015, cash and cash equivalents consisted only of cash in the bank, or a bank over draft.

LOANS RECEIVABLE CONSULTANT

The loan receivable consultants are a short term, less than one-year note, due February 28, 2016 and non-interest bearing.

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

For the six months ending November 30, 2015 and 2014, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

	Common Shares Equivalents
	Six Months Ended November 30,
	2015	2014

Convertible Notes Payable	297,790,212	2,661,720,333

Serie A Convertible Preferred Shares	50,000,000	50,000,000

Serie B Convertible Preferred Shares	15,600,000,000	-

Warrants	850,000	850,000

Total Common Shares Equivalents	15,948,640,212	2,712,570,333

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

REVENUE RECOGNITION

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. In the six month periods ending November 30, 2015 and 2014 there weren't any revenues.

NOTE 5 – INVESTMENTS

Investments consist of:

	November 30, 2015	November 30, 2014

Imagic Ltd. - 40% equity interest	$1,094,166	$1,094,166
Barefoot Science Products & Services Inc. - 15% equity interest	50,000	50,000
Total	$1,144,166	$1,144,166

The cost of the 40% equity interest in Imagic Ltd. at November 30, 2014 consists of:

July 22, 2013 issuance of 7,500,000 shares of DoMark common stock to Imagic Ltd.	$697,500
December 3, 2013 issuance of 8,000,000 shares of DoMark common stock to Meadow Grove Ltd. in exchange for 9% equity interest in Imagic Ltd.	96,005
Cash payments to or for the benefit of Imagic Ltd.	150,661
Payments from Foremark Holdings to Imagic Ltd. in exchange for DoMark notes payable to Foremark Holdings	150,000
Total	$1,094,166

Imagic is a privately owned company registered in Gibraltar which owns proprietary product designs for its Digilink and Game Control products. Imagic shares are not quoted or traded on any securities exchange or in any recognized over-the counter market. Imagic is accounted for on the equity method of accounting. The Company consolidates entities that we control. The Company accounts for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If the Company does not exercise significant influence, we account for the investment using the cost method of accounting. Imagic did not have any revenues or expenses for the period ended November 30, 2015.

NOTE 6 – LICENSING AGREEMENT WITH WAZZAMBA SA

During the three months ended February 28, 2014, the Company executed a Licensing Agreement with Wazzamba SA (the "Licensor"). The agreement provides the Company an exclusive license to use certain technology (which permits third-party subscribers to integrate a fully equipped online shop into their websites) in Canada and the United States for an initial term ending July 31, 2015. The agreement provides for the Company to pay the Licensor "Flat Fee" compensation of $300,000 in 3 installments of $100,000 each (first installment payable within 5 days of the signing of the agreement, second installment payable on July 1, 2014, and third installment payable on February 1, 2015) plus "Revenue Share" compensation equal to 50% of Net Commissions generated by the Company payable monthly. In the event that the Company does not generate $500,000 in Net Commissions by January 31, 2015, the Licensor has the right to cancel the agreement with one month notice (in which case the third $100,000 installment will no longer be due). With respect to an Extended License Term after July 31, 2015, the agreement provides the Company a right of first refusal to match any offer received by the Licensor from a third party.

At November 30, 2015, the Company has a recorded intangible asset for "Licensing Agreement with Wazzamba SA" in the amount of $300,000, and included the liability under the Licenses net of accumulated amortization. Commencing March 1, 2014, the Company will amortize the $300,000 intangible asset on a straight line basis over the remaining 17 months of the Initial Term ending July 31, 2015 (approximately $17,647 per month).

On March 27, 2014, the Company paid $75,000 of the first $300,000 "Flat Fee" installment due the Licensor under the agreement. The other $225,000 due is presently past due.

Licenses, net of accumulated amortization are as follows:

	November 30,	May 31,
	2015	2015

Wazzamba S.A.	$300,000	$300,000
Bioharmonics	10,000	10,000
Subtotal	310,000	310,000
Accumulated amortization	(305,058)	(268,338)

Totals	$4,942	$41,662

NOTE 7 – NOTE PAYABLE TO BANK

In December 2013, the Company entered into a Loan Agreement with a bank located in Maryland. The related Promissory Note in the amount of $180,000 bears interest at a rate at 10% payable monthly, and is due in full on December 31, 2014, and is secured by a 2,500,000 shares of Domark International, Inc (Common Stock Reserve as defined in the Loan Agreement), a Guaranty of Payment from the Company's chief financial officer and his wife, and certain real property owned by the Company's chief financial officer and his wife. The loan has been modified and the lender has extended a twelve month extension for the loan repayment, with a December 31, 2016 balloon due date.

NOTE 8 – LOANS PAYALE TO CONSULTANTS AND STOCKHOLDERS

Loans payable to consultants and stockholders consist of ;

	November 30,	May 31,
	2015	2015
Consultant and stockholder	$80,796	$90,402
President of Domark	-	47,500
Non-exec Chairman of Domark	-	11,875
Chairman of BarefoOT Science and affilliate	21,500	21,500
Consultant	16,097	16,097
Consultant	8,600	2,554

Totals	$126,993	$189,928

These loans are informal and do not provide for interest or a stated maturity date

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At November 30, 2015 the convertible notes payable consisted of ;

Date of		Interest	Maturity	Principal		Unamortized	Net
Note	Noteholder	Rate	Date	Amount		Discount	Note

12/19/13	JMJ Financial Inc	10%	12/19/14	$26,557	(i)	$0	$26,557
3/7/14	JSJ Investments, Inc.	12%	10/7/14	11,882	(g)	0	11,882
3/28/14	Redwood Fund III	10%	9/28/14	35,122	(f)	0	35,122
3/18/14	Redwood Managament, LLC.	10%	9/28/14	50,000	(g)	0	50,000
4/14/14	WHC Capital, Inc	12%	10/14/14	37,830	(i)	0	37,830
4/11/14	Tonaquint, Inc	12%	10/11/14	39,681	(g)	0	39,681
4/24/14	JSJ Investments, Inc.	12%	10/24/14	50,000	(g)	0	50,000
5/12/14	Iconic Holdings, LLC	10%	11/12/14	46,645	(g)	0	46,645
5/16/14	KBM Worldwide, Inc	8%	11/14/14	11,240	(l)	0	11,240
6/3/14	Adar Bays, Inc	8%	12/12/14	48,654	(g)	0	48,654
6/23/14	JMJ Financial Inc	10%	12/23/14	50,000	(i)	0	50,000
7/3/14	LG Capital, Inc	8%	1/3/15	36,750	(a)	0	36,750
7/22/14	Redwood Fund III	10%	1/22/15	100,082	(g)	0	100,082
8/14/14	KBM Worldwide, Inc	8%	2/14/15	27,500	(l)	0	27,500
10/8/14	LG Capital, Inc	8%	4/8/15	3,000	(a)	0	3,000
12/2/14	Tonaquint, Inc	12%	6/2/15	10,000	(g)	0	10,000
12/5/14	LG Capital, Inc.	8%	6/5/15	9,500	(a)	0	9,500
1/7/15	LG Capital Inc	8%	7/7/15	22,500	(a)	0	22,500
3/15/15	Curran	10%	9/15/15	25,000	(l)	74	24,926
7/22/15	LG Capital Inc	8%	1/22/15	60,375	(a)	57,060	3,315
7/22/15	JMJ Financial Inc	10%	1/22/15	20,000	(i)	18,401	1,599
7/17/15	Iconic Holdings, LLC	10%	1/17/15	22,000	(g)	20,302	1,698
7/22/15	Redwood Fund III	10%	1/22/15	22,000	(g)	20,302	1,698
7/18/15	Tonaquint, Inc	12%	1/18/15	20,000	(g)	18,394	1,606
	Totals			$786,318		$134,533	$651,785

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

NOTE 10 – STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

Each share of Series A Convertible Preferred Stock has .67 share voting rights and is convertible into .67 shares of the Company's common stock.

Series B Convertible Preferred Stock

Each share of Series B Convertible Preferred Stock has 1,333 voting rights and is convertible into 1,333 shares of the Company's common stock.

Common Stock Issuances

On October 14, 2015, the Company issued 117,000 shares of common shares on behalf of Tonaquint, Inc. in satisfaction of $878 unpaid debt.

On October 14, 2015, the Company issued 70,588 common shares on behalf of Asher Enterprises, Inc. in satisfaction of $1,440 of unpaid debt.

On October 14, 2015, the Company issued 72,000 common shares on behalf of JMJ Financial, Inc. in satisfaction of $1,296 of unpaid debt.

On October 30, 2015, the Company issued 70,561 common shares on behalf of KBM Worldwide, Inc in satisfaction of $755 of unpaid debt.

On October 30, 2015, the Company issued 83,600 common shares on behalf of JMJ Financial, Inc. in satisfaction of $1,053 of unpaid debt.

On November 1, 2015, the Company reversed 17,500 common shares on behalf of JMJ Financial, Inc in of $6,300 of unpaid debt.

Warrants to Purchase Common Stock

A summary of warrant activity from May 31, 2012 until the six months ending November 30, 2015 are as follows:

	Weighted Average Number of Warrants	Exercise Price
Outstanding at May 31, 2012	$-	-
Granted	850,000	0.42
Exercised	-	-
Cancelled	-	-

Outstanding at May 31, 2013	850,000	0.42
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at November 30, 2015	$850,000	0.42

Warrants outstanding at November 30, 2015 consist of:

Date Granted	Number Outstanding	Exercise price	Expiration Date
May 25, 2012	100,000	$1.00	May 25, 2016
June 12, 2012	150,000	$1.00	June 12, 2016
June 26, 2012	100,000	$1.00	June 26, 2016
January 1, 2012	500,000	$0.01	January 1, 2016

Totals	850,000

NOTE 11— FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILIITY

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting ate, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Companyuses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

During the period ended November 30, 2015 the Company did not enter into several convertible note agreements. The conversion option and the outstanding common stock warrants on that date which were tainted by the convertible note were classified as derivative liabilities at their fair value on the date of issuance.

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

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives predicated upon the following assumptions: dividend yield of -0-%, volatility of stock price =200%, risk free interest rate varying from 8 to 12 % and an expected term equal to the remaining conversion period of the note.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of November 30, 2015.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total
LIABILITIES:
Derivative liability- November 30, 2015	-	-	2,241,309	2,241,309
Derivative liability- May 31, 2015	-	-	2,564,280	2,564,280

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

In January 2014, the Company executed a Licensing Agreement with Wazzamba SA. See Note 6.

Employment Agreements

On May 25, 2012, the Company entered into an employment agreement with its President, R. Brentwood Strasler, for an indefinite period or until terminated. Mr. Strasler is entitled to an annual salary of $150,000 USD and 100,000 stock purchase warrants exercisable to purchase shares of common stock of the Company at $1.00 per share. The warrants are exercisable for a three year period and can be vested quarterly on a pro rata basis over twelve months from the date of issue. Additionally, Mr. Strasler is to be enrolled in a long term Executive Option Plan and is entitled to term life insurance in the face amount of $2,500,000, payable to the beneficiary designated by Mr. Strasler. On December 1, 2014 Mr. Strasler resigned from the Company, mutually accepted by Mr. Ritchie, CEO and President.

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

Lease Agreement

On August 1, 2013, the Company entered into an office lease in Toronto, Ontario, Canada for a five year period. At November 30, 2015, the future lease commitments on this lease for the years ended May 31, are as follows, and are in U.S. dollars:

2016	$47,616
2017	47,616
2018	47,616
Thereafter	7,936
Total	$149,784

NOTE 13 – SUBSEQUENT EVENT

In September 22, 2015 the Company applied to FINRA to enact a 1:6000 ( one for six thousand ) one common share for six thousand common shares, reverse stock split. The Company already had the form 14C approved by the SEC to apply for the reverse stock split. Since there are two shareholders with over 63% ( sixty three percent ) voting control, there wasn't any need for a proxy vote on the reverse stock split. The Company's ahareholder's were notified of the reverse stock split application, Due to the fact the Company's stock value was significantly low, the Company needed to do a reverse stock split to raise potential capital , through promissory note and investment vehicle funding, to continue operations. Mr Andrew Ritchie, is still the Company's CEO, President, and sole board director.

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

On August 13, 2015, the Company issued 1,170,000 Preferred Series B convertible shares, to Mr. Andrew Ritchie ( CEO & President ), and 780,000 Preferred Series B convertible shares to Mr. Thomas Crompton ( CFO), with a conversion rate of 8,000 common shares to one preferred share. These shares were issued for unpaid compensation and unpaid loans to Mr. Ritchie and Mr. Crompton. The unpaid compensation for Mr. Ritchie and Mr. Crompton were $365,708 and $203,121 respectively. The unpaid loans, at the time of preferred share issuance for Mr. Ritchie and Mr. Crompton were $45,480 and $30,723 respectively. Post reverse stock split of 6,000:1 ( six thousand to one ) common shares the new conversion rate for Mr. Rutchie's and Mr. Crompton's Series B preferred convertible shares are 1,333:1 ( one thousand three hundred thirty three to one ) common share of the Company's stock.

On September 8, 2015, the Company has filed an S-8 for the announcement of a reverse stock split. The SEC has approved the 14C filing, for the application. Currently the Company is applying for a 6,000: 1 ( six thousand common shares for one common share ) reverse stock split on the Company's voting common stock. Since Mr, Ritchie and Mr. Crompton have over 50% ( fifty per cent ) voting control of the Company ( See Item #2, recent developments below ), the shareholders are being notified, and no proxy is required. The stock split was approved by FINRA on August 13, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our operating requirements have been funded primarily through financing facilities, sales of our common stock, and loans from shareholders and 3rd party financiers. Currently, the Company's cash flows do not adequately support the operating expenses of the Company. We received $0 in the six months ended November 30, 2015 from the sale of our common stock. The Company will continue to require financing from loans and notes payable until such time as our business has generated income sufficient to carry our operating costs.

Cash increase or used by operating activities for the six month period ended November 30, 2015 was $131,546 compared to $238,985 for the same period in 2014. Stock-based compensation for the six month period ended November 30, 2015 was $1,326,000 as compared to $55,620 for the six month period ended November 30, 2014.

Cash used in investing activities was $0 for the six month period ended November 30, 2015 compared to $0 for the six month period ended November 30, 2014. Cash provided by financing activities was $0 for the six month period ended November 30, 2015 versus $0 for the six month period ended November 30, 2014. Financing activities consist of cash received from related parties, promissory convertible notes payable, and notes payable.

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

RESULTS OF CONDENSED CONSOLIDATED OPERATIONS

SIX MONTHS ENDED NOVEMBER 30, 2015 VS NOVEMBER 30, 2014

The Company did not have any revenues for the six months ending November 30, 2015 and November 30, 2014

Total general and administrative expenses for the six months ending November 30, 2015 were $(462,755) compared to $241,806 for the same six month period in 2014. The decrease is primarily due to the lesser operational expense amounts for the period ending November 30, 2015

The net loss for the six months ending November 30, 2015 amounted to $673,795 for a net loss per share of $0.01 vs. a net loss of $1,439,246 and a net loss per share of $0.00 for the same six month period ending in 2014. The decrease was primarily due to decreased stock based compensation and general and administrative costs.

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

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2015.

There weren't any changes in our internal control over financial reporting that occurred during the period ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Controls are being put in place for daily operations which will allow for controlled cash management and oversite.

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

In December, 2009, AHIFO-21, LLC filed a lawsuit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009-V-672-JS) against Victory Lane, LLC, Patrick J. Costello and Stephen Brown (the "Victory Lane Defendants") alleging that the Victory Lane Defendants owe the plaintiff more than $7,740,000 in respect of one or more loans made by the plaintiff to certain Victory Lane Defendants in connection with the Victory Lane Business (the "AHIFO Case"). In February 2010, the Victory Lane Defendants filed a Third Party Complaint against the Company and R. Thomas Kidd, claiming that the Company and Mr. Kidd should be liable for any amounts the Victory Lane Defendants are required to pay to the plaintiff in this case. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and Mr. Kidd has asserted various counterclaims including fraud and other torts. The Company and Mr. Kidd filed a motion to dismiss the Third Party Complaint, but the entire case was subsequently stayed. A final equitable settlement was arrived at between the plaintiffs, Victory Lane Financial Elite, LLC, Legacy Development, LLC and Domark International, Inc. The amount to be paid to Victory Financial, by Domark, is undisclosed. A $150,000 promissory note to be paid by Domark International, Inc. with a three month balloon. This finalizes all lawsuits caused by previous management. Domark does not have any outstanding lawsuits against it whatsoever.

ITEM 1A - RISK FACTORS

Not required.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended November 30, 2015.

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

DOMARK INTERNATIONAL, INC. REGISTRANT

Date: January 12, 2016	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the undersigned on behalf of the registrant and in the capacities indicated on the 12th day of January 2016.

By:	/s/ A. Thomas Crompton
A. Thomas Crompton
Chief Financial Officer

