Form 10-Q
period 2016-02-29
Domark International Inc.
filed 2016-04-14
CIK 1365160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File No. 333-136247

Domark International, Inc.
(Name of small business issuer as specified in its charter)

Nevada	20-4647578
(State of Incorporation)	(IRS Employer Identification No.)

297 Wandsworth Bridge Road

Suite 30

London SW6 2NY U.K

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

As of February 29, 2016, there were 34,119,605 shares of Common Stock, $0.001 par value per share, issued and outstanding and there were 50,000 shares of Series A Preferred Stock, $0.001 par value per share, issued and outstanding, and there are 1,950,000 shares of Series B Preferred Stock, $0.001 par value per share, issued and outstanding.

DOMARK INTERNATIONAL, INC.

PART II - OTHER INFORMATION

DOMARK INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	February 29, 2016	May 31, 2015
	(Unaudited & Unreviewed)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Loan receivable from consultant	-	36,203
Prepaid expenses	-	4,500
TOTAL CURRENT ASSETS	-	40,703

INVESTMENTS	1,144,166	1,144,166

OTHER ASSETS
Patents, net of accumulated amortization of $21,105 and $13,605, respectively	49,397	56,897
Licenses, net of accumulated amortization of $305,418 and $268,338 respectively	4,582	41,662
TOTAL OTHER ASSETS	53,979	98,559

TOTAL ASSETS	$1,198,145	$1,283,428

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Amounts payable to Bank	$22	$115
Note payable to bank	198,000	198,000
Accounts payable and accrued expenses	225,767	855,665
Amounts due under Licensing Agreement with Wazzamba SA	224,924	224,924
Loans payable to consultants and stockholders	126,993	189,928
Convertible notes payable (net of unamortized discounts of $7 and $674,886 respectively)	759,276	580,956
Derivative liability for convertible notes payable	3,516,450	2,564,280
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	5,051,432	4,613,868

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, authorized 10,000,000 shares:
Series A convertible preferred stock - issued and outstanding 50,000 shares as of February 29, 2016 and May 31, 2015	50	50
Preferred stock, $0.001 par value, authorized 2,000,000 shares:
Series B convertible preferred stock - issued and outstanding 1,950,000 shares as of February 29, 2016 and "0" as of May 31, 2015	1,950	-
Common stock, $0.001 par value, authorized 30,000,000 shares:
8,765,022 and 8,805,932,169 shares issued, and 8,765,022 and 8,681,112,367 shares outstanding, as of February 29, 2016 and May 31, 2015	8,765	8,805,932
Less: Treasury stock 20,803 shares as of February 29, 2016 and 124,819,802 as of May 31, 2015	(21)	(124,820)
Common stock payable	858,000	858,000
Additional paid in capital	46,494,400	36,219,642
Accumulated other comprehensive loss	(131,453)	(126,453)
Accumulated deficit	(51,084,978)	(48,962,791)

TOTAL STOCKHOLDERS' DEFICIT	(3,853,287)	(3,330,440)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,198,145	$1,283,428

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED & UNREVIEWED)

	For the three	For the three	For the nine	For the nine
	months	months	months	months
	ending	ending	ending	ending
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Sales	$-	$-	$-	$-
Cost of sles	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
General and administrative	(658,858)	27,563	(417,052)	269,369
Stock-based compensation - Consultants	1,270,380	24,003	1,326,000	79,623
Stock-based compensation - Salaries and wages	-	-	-	-
Depreciation and amortization expense	(62,140)	55,360	44,580	162,080
Total operating expenses	549,382	106,926	953,528	511,072

Loss from operations	(549,382)	(106,926)	(953,528)	(511,072)

Other income (expense):
Other income

Revaluation of derivative liability for convertible notes	(284,989)	101,879	(952,170)	(565,302)
Interest expense	122,741	(441,262)	(221,489)	(785,492)
Total other income (expense)	(162,248)	(339,383)	(1,173,659)	(1,350,794)

Net Loss	(711,630)	(446,309)	(2,127,187)	(1,861,866)

Statement of Comprehensive Income:
Net income ( loss )	(711,630)	(446,309)	(2,127,187)	(1,861,866)

Other Comprehensive loss
Foreign currency adjustment	18,689	(14,213)	(5,000)	(37,902)
	18,689	(14,213)	(5,000)	(37,902)
		0
Total Comprehensive Loss	$(692,941)	(460,522)	(2,132,187)	(1,899,768)

Net loss per common shares, basic and diluted	$0.29	$0.00	$(0.27)	$0.00
Weighted average common shares outstanding	8,455,999	7,743,117,000	7,775,110	6,582,115,000

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED & UNREVIEWED)

	For the nine months ended
	February 29,	February 28,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,127,187)	$(1,861,866)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,580	162,080
Common stock issued as compensation - consultants	1,326,000	79,623
Common stock issued as compensation	-	-
Non cash interest expense	221,489	785,492
Loss (gain) on derivative valuation	952,170	565,302
Effect of reverse stock split	177,106	-

Change in operating assets and liabilities:
Prepaid expenses	(40,703)	-
Accounts payable and accrued expenses	(629,895)	(4,830)
Accounts payable - related party	(62,935)	7,644

Net cash used in operating activities	(139,375)	(266,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for investments	-	-
Cash paid for loan receivable from consultant	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	144,375	180,829
Proceeds from loans payable to consultants and stockholders	-	123,103
Payments made on loans payables to consultants & stockholders	-	-
Net cash provided by financing activities	144,375	303,932

Other Comprehensive income ( loss ) effect of exchange rate changes on cash	(5,000)	(37,902)

Net increase (decrease) in cash and cash equivalents	0	(525)

CASH BALANCE BEGINNING OF PERIOD	(22)	460
CASH BALANCE END OF PERIOD	$(22)	$(65)

Cash paid for interest	$0	$20,424
Cash paid for taxes	$0	$0

SUPPLEMENT SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for settlement of loans payable to consultants and stockholders	$-	$65,102
Shares issued for settlement of convertible notes payable	$27,197	$487,998

The accompanying notes are an integral part of these consolidated financial statements

DOMARK INTERNATIONAL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDING FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

On February 28, 2013, the Company entered into a Memorandum of Understanding to purchase 44% of Zaktek Ltd. ("Zaktek"). Zaktek's main product is the phonepad+, an Apple Inc. approved tablet device that works with smartphones, including the Apple iPhoneÒ and Samsung Galaxy products to improve functionality including video and gaming abilities.

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

NOTE 3 – BASIS OF PRESENTATION

The unaudited consolidated financial statements as of February 29, 2016 and for the nine months ended February 28, 2015 have been prepared in accordance with accounting principles generally accepted in the United States for interim consolidated financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position as of February 29, 2016 and the results of operations and cash flows for the nine months ended February 29, 2016 and February 28, 2015. The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the nine month period February 29, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending May 31, 2016. The consolidated balance sheet at February 29, 2016 has been derived from the unaudited consolidated financial statements at that date.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTNG PRONOUNCEMENTS

In June 2014, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. As permitted by ASU 2014-10, the Company has elected early application of this standard for the accompanying consolidated financial statements for the Quarter ended February 29, 2016 and year ended May 31, 2015. The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

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

Foreign Currency Translation and Transaction Gains and Losses

We record foreign currency translation adjustments and transaction gains and losses in accordance with SFAS 52, Foreign Currency Translation. For our operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders' deficit. The Company and its subsidiaries also have transactions in foreign currencies other than the functional currency. We record transaction gains and losses in our consolidated statements of income related to the recurring measurement and settlement of such transactions. The translation rate as of February 29, 2016 was $.75 US equaled $1.00 Canadian.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At February 29, 2016 there weren't any cash or cash equivalents. At February 29, 2016 and May 31, 2015, cash and cash equivalents consisted only of cash in the bank, or a bank over draft.

LOANS RECEIVABLE CONSULTANT

The loan receivable consultants are a short term, less than one-year note, due September 30, 2016 and non-interest bearing.

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

For the nine months ending February 29, 2016 and February 28, 2015, diluted common shares outstanding excluded the following dilutive securities as the effect of their inclusion was anti-dilutive:

Serie A Convertible Preferred Shares	50,000,000	50,000,000
Serie B Convertible Preferred Shares	15,600,000,000	-
Warrants	850,000	850,000
Total Common Share Equivalents	15,942,795,445	2,712,570,333

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

REVENUE RECOGNITION

The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. In the nine month periods ending February 29, 2016 and February 28, 2015 there weren't any revenues.

NOTE 5 – INVESTMENTS

Investments consist of:

	February 29,	February 28,
	2016	2015
Imagic Ltd. - 40% equity interest	$1,094,166	$1,094,166
Barefoot Science Products & Services Inc. - 15% equity interest	50,000	50,000
Total	$1,144,166	$1,144,166

The cost of the 40% equity interest in Imagic Ltd. at November 30, 2014 consists of:

July 22, 2013 issuance of 7,500,000 shares of DoMark common stock to Imagic Ltd.	$697,500
December 3, 2013 issuance of 8,000,000 shares of DoMark common stock to Meadow Grove Ltd. in exchange for 9% equity interest in Imagic Ltd.	96,005
Cash payments to or for the benefit of Imagic Ltd.	150,661
Payments from Foremark Holdings to Imagic Ltd. in exchange for DoMark notes payable to Foremark Holdings	150,000
Total	$1,094,166

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

Licenses, net of accumulated amortization are as follows:

	February 29,	May 31,
	2016	2015

Wazzamba S.A.	$300,000	$300,000
Bioharmonics	10,000	10,000
Subtotal	310,000	310,000
Accumulated amortization	(305,418)	(268,338)

Totals	$4,582	$41,662

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

NOTE 8 –  LOANS PAYALE TO CONSULTANTS AND STOCKHOLDERS

Loans payable to consultants and stockholders consist of;

	February 29,	May 31,
	2016	2015
Consultant and stockholder	$80,796	$90,402
President of Domark	-	47,500
Non-exec Chairman of Domark	-	11,875
Chairman of BarefoOT Science and affilliate	21,500	21,500
Consultant	16,097	16,097
Consultant	8,600	2,554

Totals	$126,993	$189,928

These loans are informal and do not provide for interest or a stated maturity date.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At February 29, 2016 the convertible notes payable consisted of ;

Date of		Interest	Maturity	Principal		Unamortized	Net
Note	Noteholder	Rate	Date	Amount		Discount	Note

12/19/13	JMJ Financial Inc	10%	12/19/14	$26,557	(i)	$0	$26,557
3/7/14	JSJ Investments, Inc.	12%	10/7/14	11,886	(g)	0	11,886
3/28/14	Redwood Fund III	10%	9/28/14	35,122	(f)	0	35,122
3/18/14	Redwood Managament, LLC.	10%	9/28/14	50,000	(g)	0	50,000
4/14/14	WHC Capital, Inc	12%	10/14/14	37,830	(i)	0	37,830
4/11/14	Tonaquint, Inc	12%	10/11/14	39,681	(g)	0	39,681
4/24/14	JSJ Investments, Inc.	12%	10/24/14	50,000	(g)	0	50,000
5/12/14	Iconic Holdings, LLC	10%	11/12/14	46,356	(g)	0	46,356
5/16/14	KBM Worldwide, Inc	8%	11/14/14	11,240	(l)	0	11,240
6/3/14	Adar Bays, Inc	8%	12/12/14	48,654	(g)	0	48,654
6/23/14	JMJ Financial Inc	10%	12/23/14	50,000	(i)	0	50,000
7/3/14	LG Capital, Inc	8%	1/3/15	35,000	(a)	0	35,000
7/22/14	Redwood Fund III	10%	1/22/15	100,082	(g)	0	100,082
8/14/14	KBM Worldwide, Inc	8%	2/14/15	27,500	(l)	0	27,500
10/8/14	LG Capital, Inc	8%	4/8/15	3,000	(a)	0	3,000
12/2/14	Tonaquint, Inc	12%	6/2/15	10,000	(g)	0	10,000
12/5/14	LG Capital, Inc.	8%	6/5/15	9,500	(a)	0	9,500
1/7/15	LG Capital Inc	8%	7/7/15	22,500	(a)	0	22,500
7/22/15	LG Capital Inc	8%	1/22/15	60,375	(a)	7	60,368
7/22/15	JMJ Financial Inc	10%	1/22/15	20,000	(i)	0	20,000
7/17/15	Iconic Holdings, LLC	10%	1/17/15	22,000	(g)	0	22,000
7/22/15	Redwood Fund III	10%	1/22/15	22,000	(g)	0	22,000
7/18/15	Tonaquint, Inc	12%	1/18/15	20,000	(g)	0	20,000
	Totals			$759,283		$7	$759,276

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

Common Stock Issuances

On January 22, 2016, the Company issued 192,667 shares of common shares on behalf of Iconic Holdings LLC. in satisfaction of $289 unpaid debt.

On January 29, 2016, the Company issued 5,000,000 common shares on behalf of Curran in satisfaction of $25,000 of unpaid debt.

On February 25, 2016, the Company issued 1,526,728 common shares on behalf of LG Capital, Inc. in satisfaction of $1,908 of unpaid debt.

Warrants to Purchase Common Stock

A summary of warrant activity from May 31, 2012 until the nine months ending February 29, 2016 are as follows:

Weighted
Average
	Number of	Exercise
	Warrants	Price
Outstanding at May 31, 2012	-	$-
Granted	850,000	0.42
Exercised	-	-
Cancelled	-	-

Outstanding at May 31, 2013	850,000	0.42
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at February 29, 2016	850,000	$0.42

Warrants outstanding at February 29, 2016 consist of:

Date Granted	Number Outstanding	Exercise price	Expiration Date
May 25, 2012	100,000	$1.00	May 25, 2016
June 12, 2012	150,000	$1.00	June 12, 2016
June 26, 2012	100,000	$1.00	June 26, 2016
January 1, 2012	500,000	$0.01	January 1, 2016

Totals	850,000

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

During the period ended February 29, 2016 the Company entered into $144,375 of convertible note agreements. The conversion option and the outstanding common stock warrants on that date which were tainted by the convertible note were classified as derivative liabilities at their fair value on the date of issuance.

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

The three levels of the fair value hierarchy are as follows:

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

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

The Company uses the Black Scholes Option Pricing Model to value its option based derivatives predicated upon the following assumptions: dividend yield of -0-%, volatility of stock price =200%, risk free interest rate varying from 8 to 12% and an expected term equal to the remaining conversion period of the note.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of February 29, 2016.

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liability- February 29, 2016	-	-	3,516,450	3,516,450
Derivative liability- May 31, 2015	-	-	2,564,280	2,564,280

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

NOTE 13 – SUBSEQUENT EVENT

In September 22, 2015 the Company applied to FINRA to enact a 1:6000 (one for six thousand) one common share for six thousand common shares, reverse stock split. The Company already had the form 14C approved by the SEC to apply for the reverse stock split. Since there are two shareholders with over 63% (sixty three per cent) voting control, there wasn't any need for a proxy vote on the reverse stock split. The Company's ahareholder's were notified of the reverse stock split application, Due to the fact the Company's stock value was significantly low, the Company needed to do a reverse stock split to raise potential capital , through promissory note and investment vehicle funding, to continue operations. Mr. Andrew Ritchie, is still the Company's CEO, President, and sole board director.

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

On August 13, 2015, the Company issued 1,170,000 Preferred Series B convertible shares, to Mr. Andrew Ritchie (CEO & President), and 780,000 Preferred Series B convertible shares to Mr. Thomas Crompton (CFO), with a conversion rate of 8,000 common shares to one preferred share. These shares were issued for unpaid compensation and unpaid loans to Mr. Ritchie and Mr. Crompton. The unpaid compensation for Mr. Ritchie and Mr. Crompton were $365,708 and $203,121 respectively. The unpaid loans, at the time of preferred share issuance for Mr. Ritchie and Mr. Crompton were $45,480 and $30,723 respectively. Post reverse stock split of 6,000:1 (six thousand to one) common shares the new conversion rate for Mr. Rutchie's and Mr. Crompton's Series B preferred convertible shares are 1,333:1 (one thousand three hundred thirty three to one) common share of the Company's stock.

On September 8, 2015, the Company has filed an S-8 for the announcement of a reverse stock split. The SEC has approved the 14C filing, for the application. Currently the Company is applying for a 6000: 1 (six thousand common shares for one common share) reverse stock split on the Company's voting common stock. Since Mr, Ritchie and Mr. Crompton have over 50% (fifty per cent) voting control of the Company (See Item #2, recent developments below), the shareholders are being notified, and no proxy is required. The stock split was approved by FINRA on August 13, 2015.

On January 8, 2016 the Company increased its authorized shares, for common stock to 130,000,000.

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

Cash increase or used by operating activities for the nine month period ended February 29, 2016 was $139,375 compared to $266,555 for the same period in 2015. Stock-based compensation for the nine month period ended February 29, 2016 was $1,326,000 as compared to $79,623 for the nine month period ended February 28, 2015.

Cash used in investing activities was $0 for the nine month period ended February 29, 2016 compared to $0 for the nine month period ended February 28, 2015. Cash provided by financing activities was $144,375 for the nine month period ended February 29, 2015 versus $303,932 for the nine month period ended February 28, 2015. Financing activities consist of cash received from related parties, promissory convertible notes payable, and notes payable.

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

RESULTS OF CONDENSED CONSOLIDATED OPERATIONS

NINE MONTHS ENDED FEBRUARY 29, 2016 VS FEBRUARY 28, 2015

The Company did not have any revenues for the nine months ending February 29, 2016 and February 28, 2015.

Total general and administrative expenses for the nine months ending February 29, 2016 were $(417,052) compared to $269,,869 for the same nine month period in 2015. The decrease is primarily due to the lesser operational expense amounts for the period ending February 29, 2016.

The net loss for the nine months ending February 29, 2016 amounted to $2,132,187 for a net loss per share of $0.27 vs. a net loss of $1,899,768 and a net loss per share of $0.00 for the same nine month period ending in February 28, 2015. The increase, in net loss was primarily due to increased stock based compensation and general and administrative costs..

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the last day of the fiscal period covered by this report, November 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of February 29, 2016. Management is working on hiring other responsibilities to add some internal control procedures.

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations ("COSO"). The COSO framework, published in INTERNAL CONTROL-INTEGRATED FRAMEWORK, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of February 29, 2016.

There weren't any changes in our internal control over financial reporting that occurred during the period ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Controls are being put in place for daily operations which will allow for controlled cash management and oversite.

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

In December, 2009, AHIFO-21, LLC filed a lawsuit in the Superior Court of Tattnall County, Georgia (Civ. No. 2009-V-672-JS) against Victory Lane, LLC, Patrick J. Costello and Stephen Brown (the "Victory Lane Defendants") alleging that the Victory Lane Defendants owe the plaintiff more than $7,740,000 in respect of one or more loans made by the plaintiff to certain Victory Lane Defendants in connection with the Victory Lane Business (the "AHIFO Case"). In February 2010, the Victory Lane Defendants filed a Third Party Complaint against the Company and R. Thomas Kidd, claiming that the Company and Mr. Kidd should be liable for any amounts the Victory Lane Defendants are required to pay to the plaintiff in this case. The Company and Mr. Kidd have answered the Complaint, denying any liability for the plaintiff's claims and Mr. Kidd has asserted various counterclaims including fraud and other torts. The Company and Mr. Kidd filed a motion to dismiss the Third Party Complaint, but the entire case was subsequently stayed. A final equitable settlement was arrived at between the plaintiffs, Victory Lane Financial Elite, LLC, Legacy Development, LLC and Domark International, Inc. The amount to be paid to Victory Financial, by Domark, is $1,650,000 to be paid in the following manner. $1,500,000 to be paid by the Domark International, Inc. insurance carrier. A $150,000 promissory note to be paid by Domark International, Inc. with a three month balloon.

ITEM 1A - RISK FACTORS

Not required.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the interim period ended February 29, 2016.

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

_________________

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

DOMARK INTERNATIONAL, INC.
REGISTRANT

Date: April 14, 2016	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the undersigned on behalf of the registrant and in the capacities indicated on the 14th day of April, 2016.

By:	/s/ A. Thomas Crompton
A. Thomas Crompton
Chief Financial Officer

