Form 10-Q/A
period 2016-02-29
Domark International Inc.
filed 2016-04-15
CIK 1365160

UNITED STATES

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

EXPLANATORY NOTE

The Company had 130,000,000 common shares authorized as of February 29, 2016, not 30,000,000 as erroneously reported.

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
Common stock, $0.001 par value, authorized 130,000,000 shares:
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

DOMARK INTERNATIONAL, INC.
REGISTRANT

Date: April 15, 2016	By:	/s/ Andrew Ritchie
Andrew Ritchie
Chief Executive Officer/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the undersigned on behalf of the registrant and in the capacities indicated on the 15th day of April, 2016.

By:	/s/ A. Thomas Crompton
A. Thomas Crompton
Chief Financial Officer

